Form 10-Q
period 2000-03-31
WORLD MONITOR TRUST II SERIES E
filed 2000-05-12
CIK 1090701

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended March 31, 2000

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _______________________ to ______________________

Commission file number: 333-83015

                        WORLD MONITOR TRUST II-SERIES E
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

Delaware                                           13-4058319
--------------------------------------------------------------------------------
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
incorporation or organization)

One New York Plaza, 13th Floor, New York, New York               10292
--------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code (212) 778-7866

                                      N/A
--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

   Indicate by check CK whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _CK_ No ___

                         PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                        WORLD MONITOR TRUST II--SERIES E
                          (a Delaware Business Trust)
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                     ASSETS

                                                                           March 31,    December 31,
                                                                             2000           1999
                                                                           ---------    ------------
Cash....................................................................    $  1,000       $   1,000
                                                                           ---------    ------------
                                                                           ---------    ------------
                                           TRUST CAPITAL
General Interests (10 Interests issued and outstanding).................    $  1,000       $   1,000
                                                                           ---------    ------------
                                                                           ---------    ------------

--------------------------------------------------------------------------------
        The accompanying notes are an integral part of these statements.

                        WORLD MONITOR TRUST II--SERIES E
                          (a Delaware Business Trust)
                   NOTES TO STATEMENTS OF FINANCIAL CONDITION
                                 March 31, 2000
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of Prudential Securities Futures Management Inc. (the 'Managing Owner'), the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of World Monitor Trust II--Series E ('Series E') as of March 31, 2000 and December 31, 1999. Through March 31, 2000, Series E has not yet commenced operations.

   Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in World Monitor Trust II's (the 'Trust') Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1999.

B. Related Parties

   The Managing Owner of Series E is a wholly owned subsidiary of Prudential Securities Incorporated ('PSI'), which, in turn, is a wholly owned subsidiary of Prudential Securities Group Inc. Once it commences operations, Series E will reimburse the Managing Owner or its affiliates for services it performs for Series E which include but are not limited to: brokerage services; accounting and financial management; registrar, transfer and assignment functions; investor communications, printing and other administrative services. However, the amount of general and administrative expenses to be incurred by Series E is limited to 1.5% of its net asset value during the year and any general and administrative expenses exceeding the limit will be borne by the Managing Owner or its affiliates. Additionally, PSI or its affiliates pay the costs of organizing Series E and offering its Interests.

   All of the proceeds of the offering of Series E are received in the name of Series E and will be deposited in trading or cash accounts at PSI, Series E's commodity broker. Once trading commences, Series E's assets will be maintained either on deposit with PSI or, for margin purposes, with the various exchanges on which Series E is permitted to trade. Series E will receive interest income on 100% of its average daily equity maintained in cash in its accounts with PSI during each month at the 13-week Treasury bill discount rate. This rate is determined weekly by PSI and represents the rate awarded to all bidders during each week's auction of 13-week Treasury bills.

   Series E, acting through its trading advisor, may execute over-the-counter, spot, forward and option foreign exchange transactions with PSI. PSI will then engage in back-to-back trading with an affiliate, Prudential-Bache Global Markets Inc. ('PBGM'). PBGM will attempt to earn a profit on such transactions. PBGM will keep its prices on foreign currency competitive with other interbank currency trading desks. All over-the-counter currency transactions will be conducted between PSI and Series E pursuant to a line of credit. PSI may require that collateral be posted against the marked-to-market positions of Series E.

C. Derivative Instruments and Associated Risks

   Series E will be exposed to various types of risk associated with the derivative instruments and related markets in which it will invest. These risks will include, but are not limited to, risk of loss from fluctuations in the value of derivative instruments held (market risk) and the inability of counterparties to perform under the terms of Series E's investment activities (credit risk).

Market risk

   Trading in futures and forward (including foreign exchange transactions) contracts involves entering into contractual commitments to purchase or sell a particular commodity at a specified date and price. The gross or face amount of the contracts, which will typically be many times that of Series E's net assets, will significantly exceed Series E's future cash requirements since Series E intends to close out positions prior to settlement. As a result, Series E will generally be subject only to the risk of loss arising from the change in the value of the contracts. As such, Series E considers the 'fair value' of derivative instruments to be the net unrealized gain or loss on the contracts. The market risk to be associated with Series E commitments to purchase commodities will be limited to the gross or face amount of the contracts. However, when Series E enters into a contractual commitment to sell commodities, it will have to make delivery of the underlying commodity at the contract price and then repurchase the contract at prevailing market prices. Since the repurchase price to which a commodity can rise is unlimited, entering into commitments to sell commodities will expose Series E to unlimited risk.

   Market risk is influenced by a wide variety of factors including government programs and policies, political and economic events, the level and volatility of interest rates, foreign currency exchange rates, the diversification effects among the derivative instruments Series E will hold and the liquidity and inherent volatility of the markets in which Series E will trade.

Credit risk

   When entering into futures or forward contracts, Series E will be exposed to credit risk that the counterparty to the contract will not meet its obligations. The counterparty for futures contracts traded in the United States and on most foreign futures exchanges is the clearinghouse associated with such exchanges. In general, clearinghouses are backed by the corporate members of the clearinghouse who are required to share any financial burden resulting from the non-performance by one of its members and, as such, should significantly reduce this credit risk. In cases where the clearinghouse is not backed by the clearing members (i.e., some foreign exchanges), it is normally backed by a consortium of banks or other financial institutions. On the other hand, the sole counterparty to Series E's forward transactions will be PSI, Series E's commodity broker. Series E has entered into a master netting agreement with PSI and, as a result, will present unrealized gains and losses on open forward positions as a net amount in the statements of financial condition. The amount at risk associated with counterparty non-performance of all of Series E's contracts will be the net unrealized gain it will include in the statements of financial condition. There can be no assurance that any counterparty, clearing member or clearinghouse will meet its obligations to Series E.

   The Managing Owner will attempt to minimize both credit and market risks by requiring Series E and its trading advisor to abide by various trading limitations and policies. The Managing Owner will monitor compliance with these trading limitations and policies which include, but are not limited to, executing and clearing all trades with creditworthy counterparties (currently, PSI will be the sole counterparty or broker); limiting the amount of margin or premium required for any one commodity or all commodities combined; and generally limiting transactions to contracts which are traded in sufficient volume to permit the taking and liquidating of positions. Additionally, pursuant to the Advisory Agreement among Series E, the Managing Owner and the trading advisor, Series E shall automatically terminate the trading advisor if the net asset value allocated to the trading advisor declines by 40% from the value at the beginning of any year or since the commencement of trading activities. Furthermore, the First Amended and Restated Declaration of Trust and Trust Agreement of the Trust provides that Series E will liquidate its positions, and eventually dissolve, if Series E experiences a decline in net asset value of 50% from the value at the beginning of any year or since the commencement of trading activities. In each case, the decline in net asset value is after giving effect for distributions, contributions and redemptions. The Managing Owner may impose additional restrictions (through modifications of such trading limitations and policies) upon the trading activities of the trading advisor as it, in good faith, deems to be in the best interests of Series E.

   PSI, when acting as Series E's futures commission merchant in accepting orders for the purchase or sale of domestic futures contracts, will be required by Commodity Futures Trading Commission ('CFTC') regulations to separately account for and segregate as belonging to Series E all assets of Series E relating to domestic futures trading and is not to commingle such assets with other assets of PSI. Part 30.7 of the CFTC regulations also will require PSI to secure assets of Series E related to foreign futures trading. There are no segregation requirements for assets related to forward trading.

D. Subsequent Event

   On April 6, 2000, Series E commenced commodity trading activities having achieved a sufficient level of subscriptions ($5,157,459) to reach its subscription minimum of $5,000,000.

                        WORLD MONITOR TRUST II--SERIES E
                          (a Delaware Business Trust)
      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

   As of March 31, 2000, the funds from Series E's initial public offering of Interests had not yet become available. On April 6, 2000, Series E commenced commodity trading activities having achieved a sufficient level of subscriptions ($5,157,459) to reach its subscription minimum of $5,000,000. Additional Interests of Series E will continue to be offered on a weekly basis at the net asset value per interest until the subscription maximum for Series E is sold.

   Interests in Series E may also be redeemed on a weekly basis but are subject to a redemption fee if transacted within one year of the effective date of purchase. Additionally, Interests owned in any series of World Monitor Trust II (Series D, E or F) may be exchanged, without any charge, for Interests of one or more other series of World Monitor Trust II on a weekly basis for as long as Interests in those series are being offered to the public. Future contributions, redemptions and exchanges will impact the amount of funds available for investment in commodity contracts in subsequent periods.

   At April 6, 2000, 100% of Series E's net assets were allocated to commodities trading. A significant portion of the net assets is held in cash which is used as margin for trading in commodities. Inasmuch as the sole business of Series E is to trade in commodities, Series E will continue to own such liquid assets to be used as margin. PSI will credit Series E with interest income on 100% of its average daily equity maintained in cash in its accounts with PSI during each month at the 13-week Treasury bill discount rate. This rate is determined weekly by PSI and represents the rate awarded to all bidders during each week's auction of 13-week Treasury bills.

   The commodities contracts are subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, commodity exchanges limit fluctuations in commodity futures contract prices during a single day by regulations referred to as 'daily limits.' During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract for a particular commodity has increased or decreased by an amount equal to the daily limit, positions in the commodity can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Commodity futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. Such market conditions could prevent Series E from promptly liquidating its commodity futures positions.

   Since Series E's business is to trade futures and forward (including foreign exchange transactions) contracts, its capital is at risk due to changes in the value of these contracts (market risk) or the inability of counterparties to perform under the terms of the contracts (credit risk). Series E's exposure to market risk is influenced by a number of factors including the volatility of interest rates and foreign currency exchange rates, the liquidity of the markets in which the contracts are traded and the relationship among the contracts held. The inherent uncertainty of Series E's speculative trading as well as the development of drastic market occurrences could result in monthly losses that could ultimately lead to a loss of all or substantially all of investors' capital. The Managing Owner attempts to minimize these risks by requiring Series E and its trading advisor to abide by various trading limitations and policies which include limiting margin amounts, trading only in liquid markets and utilizing stop loss provisions. See Note C to the financial statements for a further discussion of the credit and market risks associated with Series E's futures and forward contracts.

   Series E does not have, nor does it expect to have, any capital assets.

Results of Operations

   Through March 31, 2000, Series E has not yet commenced operations.

Year 2000 Risk

   The arrival of year 2000 was much anticipated and raised serious concerns about whether or not computer systems around the world would continue to function properly and the degree of 'Year 2000 Problems' that would have to be resolved.

   Series E engages third parties to perform primarily all of the services it needs and also relies on other third parties such as governments, exchanges, clearinghouses, vendors and banks. Series E has not experienced any material adverse impact related to Year 2000 Problems. While Series E believes that it has mitigated its Year 2000 risk, Series E cannot guarantee that an as yet unknown Year 2000 failure will not have a material adverse effect on Series E's operations.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Information regarding quantitative and qualitative disclosures about market risk is not required pursuant to Item 305(e) of Regulation S-K.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings--There are no material legal proceedings pending by or against the Registrant or the Managing Owner

Item 2. Changes in Securities--None

Item 3. Defaults Upon Senior Securities--None

Item 4. Submission of Matters to a Vote of Security Holders--None

Item 5. Other Information--None

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits--

        3.1
       and
        4.1-- First Amended and Restated Declaration of Trust and Trust
              Agreement of World Monitor Trust II dated as of May 15, 1999 (incorporated by reference to Exhibit 3.1 and 4.1 to Series E's Registration Statement on Form S-1, File No. 333-83015)

        4.2-- Form of Request for Redemption (incorporated by reference to Exhibit 4.2 to Series E's Registration Statement on Form S-1, File No. 33-83015)

        4.3-- Form of Exchange Request (incorporated by reference to
              Exhibit 4.3 to Series E's Registration Statement on
              Form S-1, File No. 333-83015)

        4.4-- Form of Subscription Agreement (incorporated by reference to Exhibit 4.4 to Series E's
              Registration Statement on Form S-1, File No.
              333-83015)

       27.1-- Financial Data Schedule (filed herewith)

        (b) Reports on Form 8-K--None

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORLD MONITOR TRUST II--SERIES E

By: Prudential Securities Futures Management Inc.
    A Delaware corporation, Managing Owner

     By: /s/ Steven Carlino                       Date: May 12, 2000
     ----------------------------------------
     Steven Carlino
     Vice President and Treasurer