Form 10-Q
period 2000-06-30
WORLD MONITOR TRUST II SERIES E
filed 2000-08-14
CIK 1090701

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended June 30, 2000

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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                        June 30,        December 31,
                                                                          2000              1999
----------------------------------------------------------------------------------------------------
ASSETS
Cash                                                                   $ 4,810,281        $  1,000
Net unrealized gain on open futures contracts                               80,862              --
Accrued interest receivable                                                    796              --
                                                                      -------------     ------------
Total assets                                                           $ 4,891,939        $  1,000
                                                                      -------------     ------------
                                                                      -------------     ------------
LIABILITIES AND TRUST CAPITAL
Liabilities
Net unrealized loss on open forward contracts                          $    35,061        $     --
Commissions payable                                                         32,630              --
Redemptions payable                                                         28,169              --
Accrued expenses payable                                                    19,217              --
Management fees payable                                                      9,383              --
                                                                      -------------     ------------
Total liabilities                                                          124,460              --
                                                                      -------------     ------------
Commitments
Trust capital
Limited interests (52,569.519 and 0 interests outstanding)               4,700,422              --
General interests (750 and 10 interests outstanding)                        67,057           1,000
                                                                      -------------     ------------
Total trust capital                                                      4,767,479           1,000
                                                                      -------------     ------------
Total liabilities and trust capital                                    $ 4,891,939        $  1,000
                                                                      -------------     ------------
                                                                      -------------     ------------
Net asset value per limited and general interest ('Interests')         $     89.41        $ 100.00
                                                                      -------------     ------------
                                                                      -------------     ------------
----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements.

                        WORLD MONITOR TRUST II--SERIES E
                          (a Delaware Business Trust)
                            STATEMENT OF OPERATIONS
                                  (Unaudited)

                                                                                 For the period
                                                                                      from
                                                                                  April 6, 2000
                                                                                  (commencement
                                                                                of operations) to
                                                                                  June 30, 2000
-------------------------------------------------------------------------------------------------
REVENUES
Net realized loss on commodity transactions                                         $(552,678)
Change in net unrealized gain/loss on open commodity positions                         45,801
Interest income                                                                        72,020
                                                                                -----------------
                                                                                     (434,857)
                                                                                -----------------
EXPENSES
Commissions                                                                            72,255
Management fees                                                                        24,059
Other transaction fees                                                                 15,913
General and administrative                                                             19,217
                                                                                -----------------
                                                                                      131,444
                                                                                -----------------
Net loss                                                                            $(566,301)
                                                                                -----------------
                                                                                -----------------
ALLOCATION OF NET LOSS
Limited interests                                                                   $(558,358)
                                                                                -----------------
                                                                                -----------------
General interests                                                                   $  (7,943)
                                                                                -----------------
                                                                                -----------------
NET LOSS PER WEIGHTED AVERAGE LIMITED AND GENERAL INTEREST
Net loss per weighted average limited and general interest                          $  (10.58)
                                                                                -----------------
                                                                                -----------------
Weighted average number of limited and general interests outstanding                   53,507
                                                                                -----------------
                                                                                -----------------
-------------------------------------------------------------------------------------------------

                     STATEMENT OF CHANGES IN TRUST CAPITAL
                                  (Unaudited)

                                                               LIMITED        GENERAL
                                               INTERESTS      INTERESTS      INTERESTS       TOTAL
-----------------------------------------------------------------------------------------------------
Trust capital--December 31, 1999                   10.000     $       --      $ 1,000      $    1,000
Contributions                                  56,169.202      5,523,057       74,000       5,597,057
Net loss                                               --       (558,358)      (7,943)       (566,301)
Redemptions                                    (2,859.683)      (264,277)          --        (264,277)
                                              -----------     ----------     ---------     ----------
Trust capital--June 30, 2000                   53,319.519     $4,700,422      $67,057      $4,767,479
                                              -----------     ----------     ---------     ----------
                                              -----------     ----------     ---------     ----------
-----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements.

                        WORLD MONITOR TRUST II--SERIES E
                          (a Delaware Business Trust)
                         NOTES TO FINANCIAL STATEMENTS
                                 June 30, 2000
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of Prudential Securities Futures Management Inc. (the 'Managing Owner'), the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of World Monitor Trust II--Series E ('Series E') as of June 30, 2000 and the results of its operations for the period from April 6, 2000 (commencement of operations) to June 30, 2000.

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

   On April 6, 2000, a sufficient number of subscriptions for Series E had been received and accepted by the Managing Owner to permit Series E to commence trading.

B. Related Parties

   The Managing Owner of Series E is a wholly owned subsidiary of Prudential Securities Incorporated ('PSI'), which, in turn, is a wholly owned subsidiary of Prudential Securities Group Inc. Series E reimburses the Managing Owner or its affiliates for services it performs for Series E which include but are not limited to: brokerage services; accounting and financial management; registrar, transfer and assignment functions; investor communications, printing and other administrative services. However, the amount of general and administrative expenses incurred by Series E is limited to 1.5% of its net asset value during the year. As a result, a portion of the expenses for the period from April 6, 2000 (commencement of operations) to June 30, 2000 have been borne by the Managing Owner or its affiliates. Additionally, PSI or its affiliates pay the costs of organizing Series E and offering its Interests.

   The costs incurred by Series E for brokerage services performed by the Managing Owner and its affiliates for Series E for the period from April 6, 2000 (commencement of operations) to June 30, 2000 were $72,255. Due to the 1.5% limitation discussed above, the Partnership did not incur any costs for services provided by the Managing Owner and its affiliates, other than brokerage services, during the period from April 6, 2000 (commencement of operations) to June 30, 2000 and, as such, there are no general and administrative expenses payable to the Managing Owner and its affiliates as of June 30, 2000.

   All of the proceeds of the offering of Series E are received in the name of Series E and deposited in trading or cash accounts at PSI, Series E's commodity broker. Series E's assets are maintained either on deposit with PSI or, for margin purposes, with the various exchanges on which Series E is permitted to trade. Series E receives interest income on 100% of its average daily equity maintained in cash in its accounts with PSI during each month at the 13-week Treasury bill discount rate. This rate is determined weekly by PSI and represents the rate awarded to all bidders during each week's auction of 13-week Treasury bills.

   Series E, acting through its trading advisor, executes over-the-counter, spot, forward and/or option foreign exchange transactions with PSI. PSI then engages in back-to-back trading with an affiliate, Prudential-Bache Global Markets Inc. ('PBGM'). PBGM attempts to earn a profit on such transactions. PBGM keeps its prices on foreign currency competitive with other interbank currency trading desks. All over-the-counter currency transactions are conducted between PSI and Series E pursuant to a line of credit. PSI may require that collateral be posted against the marked-to-market positions of Series E.

   As of June 30, 2000, a non-U.S. affiliate of the Managing Owner owns 102.613 limited interests of Series E.

C. Derivative Instruments and Associated Risks

   Series E is exposed to various types of risk associated with the derivative instruments and related markets in which it invests. These risks include, but are not limited to, risk of loss from fluctuations in the value of derivative instruments held (market risk) and the inability of counterparties to perform under the terms of Series E's investment activities (credit risk).

Market risk

   Trading in futures and forward (including foreign exchange transactions) contracts involves entering into contractual commitments to purchase or sell a particular commodity at a specified date and price. The gross or face amount of the contracts, which is typically many times that of Series E's net assets being traded, significantly exceeds Series E's future cash requirements since Series E intends to close out its open positions prior to settlement. As a result, Series E is generally subject only to the risk of loss arising from the change in the value of the contracts. As such, Series E considers the 'fair value' of its derivative instruments to be the net unrealized gain or loss on the contracts. The market risk associated with Series E's commitments to purchase commodities is limited to the gross or face amount of the contracts held. However, when Series E enters into a contractual commitment to sell commodities, it must make delivery of the underlying commodity at the contract price and then repurchase the contract at prevailing market prices. Since the repurchase price to which a commodity can rise is unlimited, entering into commitments to sell commodities exposes Series E to unlimited risk.

   Market risk is influenced by a wide variety of factors including government programs and policies, political and economic events, the level and volatility of interest rates, foreign currency exchange rates, the diversification effects among the derivative instruments Series E holds and the liquidity and inherent volatility of the markets in which Series E trades.

Credit risk

   When entering into futures or forward contracts, Series E is exposed to credit risk that the counterparty to the contract will not meet its obligations. The counterparty for futures contracts traded in the United States and on most foreign futures exchanges is the clearinghouse associated with such exchanges. In general, clearinghouses are backed by the corporate members of the clearinghouse who are required to share any financial burden resulting from the nonperformance by one of its members and, as such, should significantly reduce this credit risk. In cases where the clearinghouse is not backed by the clearing members (i.e., some foreign exchanges), it is normally backed by a consortium of banks or other financial institutions. On the other hand, the sole counterparty to Series E's forward transactions is PSI, Series E's commodity broker. Series E has entered into a master netting agreement with PSI and, as a result, presents unrealized gains and losses on open forward positions as a net amount in the statements of financial condition. The amount at risk associated with counterparty nonperformance of all of Series E's contracts is the net unrealized gain included in the statements of financial condition. There can be no assurance that any counterparty, clearing member or clearinghouse will meet its obligations to Series E.

   The Managing Owner attempts to minimize both credit and market risks by requiring Series E and its trading advisor to abide by various trading limitations and policies. The Managing Owner monitors compliance with these trading limitations and policies which include, but are not limited to, executing and clearing all trades with creditworthy counterparties (currently, PSI is the sole counterparty or broker); limiting the amount of margin or premium required for any one commodity or all commodities combined; and generally limiting transactions to contracts which are traded in sufficient volume to permit the taking and liquidating of positions. Additionally, pursuant to the Advisory Agreement among Series E, the Managing Owner and the trading advisor, Series E shall automatically terminate the trading advisor if the net asset value allocated to the trading advisor declines by 40% from the value at the beginning of any year or since the commencement of trading activities. Furthermore, the First Amended and Restated Declaration of Trust and Trust Agreement of the Trust provides that Series E will liquidate its positions, and eventually dissolve, if Series E experiences a decline in net asset value of 50% from the value at the beginning of any year or since the commencement of trading activities. In each case, the decline in net asset value is after giving effect for distributions, contributions and redemptions. The Managing Owner may impose additional restrictions (through modifications of such trading limitations and policies) upon the trading activities of the trading advisor as it, in good faith, deems to be in the best interests of Series E.

   PSI, when acting as Series E's futures commission merchant in accepting orders for the purchase or sale of domestic futures contracts, is required by Commodity Futures Trading Commission ('CFTC') regulations to separately account for and segregate as belonging to Series E all assets of Series E relating to domestic futures trading and is not to commingle such assets with other assets of PSI. At June 30, 2000, such segregated assets totalled $4,408,817. Part 30.7 of the CFTC regulations also requires PSI to secure assets of Series E related to foreign futures trading which totalled $482,326 at June 30, 2000. There are no segregation requirements for assets related to forward trading.

   As of June 30, 2000, Series E's open futures and forward contracts generally mature within one year.

   The following table presents the fair value of futures and forward contracts at June 30, 2000:

                                                       Assets      Liabilities
                                                      --------     -----------
                         Futures Contracts:
                           Domestic exchanges
                              Interest rates          $     47      $   18,300
                              Stock indices              1,430              --
                              Currencies                 7,937          11,055
                              Commodities              142,809          25,015
                           Foreign exchanges
                              Interest rates            18,872          20,867
                              Stock indices              1,283           5,192
                              Commodities               27,384          38,471
                         Forward Contracts:
                              Currencies                18,324          53,385
                                                      --------     -----------
                                                      $218,086      $  172,285
                                                      --------     -----------
                                                      --------     -----------

                        WORLD MONITOR TRUST II--SERIES E
                          (a Delaware Business Trust)
      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

   Series E commenced operations on April 6, 2000 with gross proceeds of $5,157,459 allocated to commodities trading. Additional contributions raised through the continuous offering for the period from April 6, 2000 (commencement of operations) to June 30, 2000 resulted in additional proceeds to Series E of $440,598. Additional Interests of Series E will continue to be offered on a weekly basis at the net asset value per Interest until the subscription maximum is sold.

   Interests in Series E may be redeemed on a weekly basis, but are subject to a redemption fee if transacted within one year of the effective date of purchase. Redemptions from April 6, 2000 (commencement of operations) to June 30, 2000 were entirely on limited interests and totalled $264,277. Additionally, Interests owned in any series of World Monitor Trust II (Series D, E or F) may be exchanged, without any charge, for Interests of one or more other series of World Monitor Trust II on a weekly basis for as long as Interests in those series are being offered to the public. Future contributions, redemptions and exchanges will impact the amount of funds available for investment in commodity contracts in subsequent periods.

   At June 30, 2000, 100% of Series E's net assets were allocated to commodities trading. A significant portion of the net assets is held in cash which is used as margin for trading in commodities. Inasmuch as the sole business of Series E is to trade in commodities, Series E continues to own such liquid assets to be used as margin. PSI credits Series E with interest income on 100% of its average daily equity maintained in cash in its accounts with PSI during each month at the 13-week Treasury bill discount rate. This rate is determined weekly by PSI and represents the rate awarded to all bidders during each week's auction of 13-week Treasury bills.

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

   Since Series E's business is to trade futures and forward contracts, its capital is at risk due to changes in the value of these contracts (market risk) or the inability of counterparties to perform under the terms of the contracts (credit risk). Series E's exposure to market risk is influenced by a number of factors including the volatility of interest rates and foreign currency exchange rates, the liquidity of the markets in which the contracts are traded and the relationships among the contracts held. The inherent uncertainty of Series E's speculative trading as well as the development of drastic market occurrences could result in monthly losses considerably beyond Series E's experience to date and could ultimately lead to a loss of all or substantially all of investors' capital. The Managing Owner attempts to minimize these risks by requiring Series E and its trading advisor to abide by various trading limitations and policies which include limiting margin amounts, trading only in liquid markets and utilizing stop loss provisions. See Note C to the financial statements for a further discussion of the credit and market risks associated with Series E's futures and forward contracts.

   Series E does not have, nor does it expect to have, any capital assets.

Results of Operations

   Series E commenced trading operations on April 6, 2000, and as such no comparative information is available for 1999.

   The net asset value per Interest as of June 30, 2000 was $89.41, a decrease of 10.59% from the April 6, 2000 initial net asset value per Interest of $100.00.

   Series E's gross trading losses were $507,000 during the period from April 6, 2000 (commencement of operations) to June 30, 2000. A detailed discussion of Series E's trading results during this period is presented below.

Quarterly Market Overview

   U.S. economic growth remained rapid throughout April and May, evidenced by economic indicators across the board. Consumer spending trended upward strongly and housing demand was high. Industrial production and wages expanded briskly in response to burgeoning domestic demand. Labor markets continued to be very tight as employment surged. Signs of an economic slowdown appeared towards the end of the quarter as markets reacted to higher than expected unemployment numbers at the end of May. However, economic expansion remained robust in most world markets throughout the quarter. The Japanese economy showed indications of increased demand in the first five months of 2000. Economic activity in developing countries also continued. Key South American economies recovered from recent recessions, while several Asian emerging market countries settled into growth at a more sustained rate.

   During the quarter, financial markets were dominated by continued volatility in the equity sector. U.S. equity markets, especially more speculative technology stocks, experienced a sell-off in April as investors' confidence declined. Stock indices rallied toward the end of June, but the S&P, Dow, and NASDAQ all ended the first half of the year down.

   Global bond markets mirrored the volatility of the equity markets. Early in the quarter, both U.S. and European prices on interest rate instruments fell due to a rate hike by the European Central Bank at the end of April and a strong U.S. economy. Global bond prices plummeted again in May in anticipation of a U.S. interest rate hike. The U.S. Federal Reserve raised rates by 50 basis points to 6.5%. This forceful policy (more than the 25 basis point increases implemented since mid 1999) was due to the persistent strength of overall demand and growing pressure in a tight labor market. As the quarter continued and new economic data was released, it became apparent that the U.S. economy was decelerating and bond prices rallied slightly.

   The value of the U.S. dollar appreciated considerably against most major currencies at the beginning of the quarter, reflecting, in part, the larger increases in U.S. long-term yields relative to rates in most foreign countries. The dollar's rise against the euro was sizable, but it also made moderate gains against the British pound, Japanese yen, and Canadian dollar. In June, as the U.S. economy showed signs of slowing down, the U.S. dollar weakened against most major currencies. The euro reached all time lows in May before rallying in June as a result of solid European economic data and sentiment that the currency was undervalued. In May, the Japanese yen rose against the U.S. dollar supported by expectations of a possible change in the Bank of Japan's zero-interest rate policy. As the Japanese economy failed to sustain its recovery momentum, the yen lost some ground. The Canadian dollar rallied towards the end of the quarter due to steady Canadian economic data combined with signs of softening in the U.S. economy.

   Increased demand caused oil prices to surge at the beginning of the quarter. In June, OPEC countries agreed to increase oil production as higher gas prices put inflationary pressure on global economies and oil prices reversed downward. In the metals markets, the trend of falling prices in April and May reversed itself later in the quarter as gold soared driven, in part, by weakening in the U.S. dollar and U.S. economy.

Quarterly Performance of Series E

   The following is a summary of performance for the major sectors in which Series E traded:

   Financial (-): Bond prices rallied following a higher than expected May unemployment number and lack of action by the U. S. Federal Reserve at its meeting in June resulting in losses in short 5-, 10- and 30-year U.S. bond positions. Losses in long 3-month Euribor and 5- and 10-year euro bond positions were due to actions taken by the European Central Bank to raise short term-term interest rates in April and June.

   Grain (-): Long positions in corn incurred losses. Starting in early May, favorable growing conditions faced the corn market with a potentially large crop, consequently prices trended downward.

   Index (-): The second quarter brought a reversal to some global equity markets. A strong U.S. economy began showing signs of slowdown and U.S. equity markets experienced an April sell-off. Overall, continued volatility in world markets resulted in losses in S&P and Nikkei Dow positions.

   Metal (-): Short positions in copper, gold and zinc incurred losses as metal markets rallied due to a weakening U.S. economy.

   Currency (+): Long British pound positions were profitable for Series E as the Bank of England left interest rates unchanged and the pound sterling bounced back from its decline in May. Long euro positions resulted in gains as the euro rallied in June on news of strong European economic data.

   Energy (+): Long oil and gas positions resulted in gains for Series E as energy prices soared due to increased demand.

   Interest income is earned on the average daily equity maintained in cash with PSI at the 13-week Treasury bill discount rate and, therefore, varies monthly according to interest rates, trading performance, contributions and redemptions. Interest income was $72,020 for the period from April 6, 2000 (commencement of operations) to June 30, 2000.

   Commissions are calculated on Series E's net asset value at the end of each week and therefore, vary according to weekly trading performance, contributions and redemptions. Commissions were $72,255 for the period from April 6, 2000 (commencement of operations) to June 30, 2000.

   All trading decisions for Series E are made by Graham Capital Management, L.P. (the 'Trading Advisor'). Management fees are calculated on Series E's net asset value at the end of each week and therefore, are affected by weekly trading performance, contributions and redemptions. Management fees were $24,059 for the period from April 6, 2000 (commencement of operations) to June 30, 2000.

   Incentive fees are based on the New High Net Trading Profits generated by the Trading Advisor, as defined in the Advisory Agreement among the Trust, the Managing Owner and the Trading Advisor. No incentive fees were generated for the period from April 6, 2000 (commencement of operations) to June 30, 2000.

   Other transaction fees consist of National Futures Association, exchange, clearing fees as well as floor brokerage costs and give-up charges, which are based on the number of trades the Trading Advisor executes, as well as which exchange, clearing firm or bank on, or through, which the contract is traded. Other transaction fees were $15,913 for the period from April 6, 2000 (commencement of operations) to June 30, 2000.

   General and administrative expenses were $19,217 for the period from April 6, 2000 (commencement of operations) to June 30, 2000. These expenses include accounting, audit, tax and legal fees as well as printing and postage costs related to reports sent to limited owners. The amount of general and administrative expenses charged to Series E is limited to 1.5% of its net asset value during any one year and, as a result, there were no expenses incurred to reimburse the Managing Owner and its affiliates for costs incurred on behalf of Series E for the period from April 6, 2000 (commencement of operations) to June 30, 2000.

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

Item 1. Legal Proceedings--There are no material legal proceedings pending by or against the Registrant or the Managing Owner

Item 2. Changes in Securities--None

Item 3. Defaults Upon Senior Securities--None

Item 4. Submission of Matters to a Vote of Security Holders--None

Item 5. Other Information--Effective July 2000, Joseph A. Filicetti resigned as President and as a Director of Prudential Securities Futures Management Inc.

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits--

        3.1
       and
        4.1--First Amended and Restated Declaration of Trust and Trust
             Agreement of World Monitor Trust II dated as of May 15, 1999 (incorporated by reference to Exhibit 3.1 and 4.1 to Series E's Registration Statement on Form S-1, File No. 333-83015)

        4.2--Form of Request for Redemption (incorporated by reference to Exhibit 4.2 to Series E's Registration Statement on Form S-1, File No. 33-83015)

        4.3--Form of Exchange Request (incorporated by reference to Exhibit 4.3 to Series E's Registration Statement on
             Form S-1, File No. 333-83015)

        4.4--Form of Subscription Agreement (incorporated by reference to Exhibit 4.4 to Series E's
             Registration Statement on Form S-1, File No.
             333-83015)

       27.1--Financial Data Schedule (filed herewith)

        (b) Reports on Form 8-K--None

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORLD MONITOR TRUST II--SERIES E

By: Prudential Securities Futures Management Inc.
A Delaware corporation, Managing Owner

     By: /s/ Steven Carlino                       Date: August 14, 2000
     ----------------------------------------
     Steven Carlino
     Vice President and Treasurer