Form 10-Q
period 2000-09-30
WORLD MONITOR TRUST II SERIES E
filed 2000-11-13
CIK 1090701

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended September 29, 2000

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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                      September 29,     December 31,
                                                                          2000              1999
----------------------------------------------------------------------------------------------------
ASSETS
Cash                                                                   $ 5,167,263        $  1,000
Net unrealized gain on open futures contracts                               11,903              --
Accrued interest receivable                                                    853              --
                                                                      -------------     ------------
Total assets                                                           $ 5,180,019        $  1,000
                                                                      -------------     ------------
                                                                      -------------     ------------
LIABILITIES AND TRUST CAPITAL
Liabilities
Redemptions payable                                                    $    76,598        $     --
Accrued expenses payable                                                    32,651              --
Commissions payable                                                         31,284              --
Net unrealized loss on open forward contracts                               23,903              --
Management fees payable                                                     10,004              --
                                                                      -------------     ------------
Total liabilities                                                          174,440              --
                                                                      -------------     ------------
Commitments
Trust capital
Limited interests (53,351.870 and 0 interests outstanding)               4,936,192              --
General interests (750 and 10 interests outstanding)                        69,387           1,000
                                                                      -------------     ------------
Total trust capital                                                      5,005,579           1,000
                                                                      -------------     ------------
Total liabilities and trust capital                                    $ 5,180,019        $  1,000
                                                                      -------------     ------------
                                                                      -------------     ------------
Net asset value per limited and general interest ('Interests')         $     92.52        $ 100.00
                                                                      -------------     ------------
                                                                      -------------     ------------
----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements.

                        WORLD MONITOR TRUST II--SERIES E
                          (a Delaware Business Trust)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                               For the period
                                                                    from              For the period
                                                               April 6, 2000               from
                                                               (commencement           July 1, 2000
                                                             of operations) to              to
                                                             September 29, 2000     September 29, 2000
------------------------------------------------------------------------------------------------------
REVENUES
Net realized gain (loss) on commodity transactions               $ (283,729)             $268,949
Change in net unrealized gain/loss on open commodity
  positions                                                         (12,000)              (57,801)
Interest income                                                     148,477                76,457
                                                             ------------------     ------------------
                                                                   (147,252)              287,605
                                                             ------------------     ------------------
EXPENSES
Commissions and other transaction fees                              159,701                71,533
Management fees                                                      49,263                25,204
General and administrative                                           38,196                18,979
                                                             ------------------     ------------------
                                                                    247,160               115,716
                                                             ------------------     ------------------
Net income (loss)                                                $ (394,412)             $171,889
                                                             ------------------     ------------------
                                                             ------------------     ------------------
ALLOCATION OF NET INCOME (LOSS)
Limited interests                                                $ (388,799)             $169,559
                                                             ------------------     ------------------
                                                             ------------------     ------------------
General interests                                                $   (5,613)             $  2,330
                                                             ------------------     ------------------
                                                             ------------------     ------------------
NET INCOME (LOSS) PER WEIGHTED AVERAGE LIMITED AND
  GENERAL INTEREST
Net income (loss) per weighted average limited and
  general interest                                               $    (7.28)             $   3.14
                                                             ------------------     ------------------
                                                             ------------------     ------------------
Weighted average number of limited and general interests
  outstanding                                                        54,188                54,781
                                                             ------------------     ------------------
                                                             ------------------     ------------------
------------------------------------------------------------------------------------------------------

                     STATEMENT OF CHANGES IN TRUST CAPITAL
                                  (Unaudited)

                                                               LIMITED        GENERAL
                                               INTERESTS      INTERESTS      INTERESTS       TOTAL
-----------------------------------------------------------------------------------------------------
Trust capital--December 31, 1999                   10.000     $       --      $ 1,000      $    1,000
Contributions                                  58,921.487      5,771,957       74,000       5,845,957
Net loss                                                        (388,799)      (5,613)       (394,412)
Redemptions                                    (4,829.617)      (446,966)          --        (446,966)
                                              -----------     ----------     ---------     ----------
Trust capital--September 29, 2000              54,101.870     $4,936,192      $69,387      $5,005,579
                                              -----------     ----------     ---------     ----------
                                              -----------     ----------     ---------     ----------
-----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements.

                        WORLD MONITOR TRUST II--SERIES E
                          (a Delaware Business Trust)
                         NOTES TO FINANCIAL STATEMENTS
                               September 29, 2000
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of Prudential Securities Futures Management Inc. (the 'Managing Owner'), the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of World Monitor Trust II--Series E ('Series E') as of September 29, 2000 and the results of its operations for the period from April 6, 2000 (commencement of operations) to September 29, 2000 and for the period from July 1, 2000 to September 29, 2000.

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

New Accounting Guidance

   In June 2000, the Financial Accounting Standards Board ('FASB') issued Statement No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities--an amendment of FASB Statement No. 133 ('SFAS 138'), which became effective for Series E on July 1, 2000. SFAS 138 amends the accounting and reporting standards of FASB Statement No. 133 for certain derivative instruments and certain hedging activities. SFAS 138 has not had a material effect on the carrying value of assets and liabilities within the financial statements.

B. Related Parties

   The Managing Owner of Series E is a wholly owned subsidiary of Prudential Securities Incorporated ('PSI'), which, in turn, is a wholly owned subsidiary of Prudential Securities Group Inc. Series E reimburses the Managing Owner or its affiliates for services it performs for Series E which include but are not limited to: brokerage services; accounting and financial management; registrar, transfer and assignment functions; investor communications, printing and other administrative services. However, the amount of general and administrative expenses incurred by Series E is limited to 1.5% of its net asset value during the year. As a result, a portion of the expenses for the period from April 6, 2000 (commencement of operations) to September 29, 2000 have been borne by the Managing Owner or its affiliates. Additionally, PSI or its affiliates pay the costs of organizing Series E and offering its Interests.

   The costs incurred by Series E for brokerage services performed by the Managing Owner and its affiliates for Series E for the periods from April 6, 2000 (commencement of operations) to September 29, 2000 and from July 1, 2000 to September 29, 2000 were $147,760 and $75,505, respectively. Due to the 1.5% limitation discussed above, the Partnership did not incur any costs for services provided by the Managing Owner and its affiliates, other than brokerage services, during the period from April 6, 2000 (commencement of operations) to September 29, 2000 and, as such, there are no general and administrative expenses payable to the Managing Owner and its affiliates as of September 29, 2000.

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

   As of September 29, 2000, a non-U.S. affiliate of the Managing Owner owns
102.613 limited interests of Series E.

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

   PSI, when acting as Series E's futures commission merchant in accepting orders for the purchase or sale of domestic futures contracts, is required by Commodity Futures Trading Commission ('CFTC') regulations to separately account for and segregate as belonging to Series E all assets of Series E relating to domestic futures trading and is not to commingle such assets with other assets of PSI. At September 29, 2000, such segregated assets totalled $4,630,636. Part
30.7 of the CFTC regulations also requires PSI to secure assets of Series E related to foreign futures trading which totalled $548,530 at September 29, 2000. There are no segregation requirements for assets related to forward trading.

   As of September 29, 2000, Series E's open futures and forward contracts generally mature within one year, although certain interest rate futures contracts have maturities as distant as March 2002.

   The following table presents the fair value of futures and forward contracts at September 29, 2000:

                                                       Assets      Liabilities
                                                      --------     -----------
                         Futures Contracts:
                           Domestic exchanges
                              Interest rates          $ 73,944      $   14,531
                              Stock indices                 --          20,475
                              Currencies                87,780          69,658
                              Commodities               42,925         121,396
                           Foreign exchanges
                              Interest rates            36,264          24,717
                              Stock indices             36,947           7,871
                              Commodities               43,644          50,953
                         Forward Contracts:
                              Currencies                 2,584          26,487
                                                      --------     -----------
                                                      $324,088      $  336,088
                                                      --------     -----------
                                                      --------     -----------

                        WORLD MONITOR TRUST II--SERIES E
                          (a Delaware Business Trust)
      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

   Series E commenced operations on April 6, 2000 with gross proceeds of $5,157,459 allocated to commodities trading. Additional contributions raised through the continuous offering for the period from April 6, 2000 (commencement of operations) to September 29, 2000 resulted in additional proceeds to Series E of $689,498. Additional Interests of Series E will continue to be offered on a weekly basis at the net asset value per Interest until the subscription maximum is sold.

   Interests in Series E may be redeemed on a weekly basis, but are subject to a redemption fee if transacted within one year of the effective date of purchase. Redemptions from April 6, 2000 (commencement of operations) to September 29, 2000 were entirely on limited interests and totalled $446,966. Redemptions for the period from July 1, 2000 to September 29, 2000 totalled $182,689. Additionally, Interests owned in any series of World Monitor Trust II (Series D, E or F) may be exchanged, without any charge, for Interests of one or more other series of World Monitor Trust II on a weekly basis for as long as Interests in those series are being offered to the public. Future contributions, redemptions and exchanges will impact the amount of funds available for investment in commodity contracts in subsequent periods.

   At September 29, 2000, 100% of Series E's net assets were allocated to commodities trading. A significant portion of the net assets is held in cash which is used as margin for trading in commodities. Inasmuch as the sole business of Series E is to trade in commodities, Series E continues to own such liquid assets to be used as margin. PSI credits Series E with interest income on 100% of its average daily equity maintained in cash in its accounts with PSI during each month at the 13-week Treasury bill discount rate. This rate is determined weekly by PSI and represents the rate awarded to all bidders during each week's auction of 13-week Treasury bills.

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

   The net asset value per Interest as of September 29, 2000 was $92.52, a decrease of 7.48% from the April 6, 2000 initial net asset value per Interest of $100.00 and an increase of 3.48% from the June 30, 2000 net asset value per Interest of $89.41.

Quarterly Market Overview

   U.S. economic activity expanded at a moderate pace at the beginning of the third quarter and showed signs of slowing down near quarter-end. Growth in consumer spending slowed from the outsized gains earlier in the year, and sales of new homes dropped from earlier highs. However, business spending continued to surge and industrial production trended upward. Even though expansion in employment slowed considerably in recent months, labor markets remained tight by historical standards and some measures of labor compensation continued to accelerate. The recent decrease in consumer spending resulted from moderate growth of real disposable income in recent months coupled with dips in stock market valuation. Nevertheless, consumer sentiment continued to be buoyant. Consumer prices, as measured by the CPI, increased in June in response to a surge in energy prices, but climbed only modestly in July and August.

   U.S. Treasury markets were choppy throughout the quarter but ended slightly higher, while Japanese government bonds fell sharply on news of a 25 basis point rate hike. The U.S. Federal Reserve Bank maintained interest rates at 6.50% throughout the quarter due to increasing indications of a slow down in aggregate demand and rising productivity. Conversely, there was a shift by other European and Asian central banks toward tighter domestic monetary policy. At its monetary policy meeting held in August, the Bank of Japan (BOJ) decided to raise rates from 0% to 0.25%. In February 1999, the BOJ adopted a zero interest rate policy, unprecedented both in and out of Japan, to counter the possibility of mounting deflationary pressure and prevent further deterioration of Japan's economy. Over the past year and a half, Japan's economy substantially improved; consequently, the BOJ felt confident that Japan's economy had reached the stage where deflation was no longer an immediate threat.

   The BOJ's increase in short-term interest rates in August caused the yen to rally sharply against the British pound and U.S. dollar. The U.S. dollar was strong against most major currencies at the beginning of the quarter. The end of September brought a sharp reversal to this trend following intervention by the G-7 central banks to support the euro. This move drove the euro up 5% against the U.S. dollar and the Japanese yen. The euro surged to a high of above $0.90 after the initial wave of euro buying before settling down more than $0.02 below its intervention peaks.

   Global equity markets experienced choppiness in July and August before declining in September. This was due to growing concern over near record energy costs and warnings of earning shortfalls, particularly from U.S. technology companies.

   Energy prices continued their upward trend throughout the quarter. In August, the American Petroleum Institute reported that crude inventories were at a 24-year low and by month's end the price per barrel had moved to over $33. On September 22nd, the U.S. announced that it would release 30 million barrels of oil from the U.S. strategic petroleum reserve over the next month in an effort to cap surging energy prices; crude oil prices fell by $2 a barrel.

Quarterly Performance of Series E

   The following is a summary of performance for the major sectors in which Series E traded:

   Currencies (+): The U.S. Federal Reserve Bank kept interest rates unchanged as inflation appeared to be under control. The dollar gained against the British pound, Swiss franc and euro resulting in gains for short positions in these currencies. The New Zealand dollar declined to a 15-year low against the U.S. dollar, primarily due to concerns regarding poor economic performance and reluctance by the Reserve Bank of New Zealand to take action in support of its currency. Short positions in the New Zealand dollar yielded gains.

   Energies (+): Long light crude oil, natural gas and gas oil positions resulted in gains as the energy sector continued to push prices higher driven by demand and uncertainty regarding future production and supply levels.

   Interest rates (-): Losses were incurred in long domestic and European bond positions. The slowing global economy contributed to the negative performance.

   Stock indices (-): The global economic slowdown negatively affected the major stock indices. Long positions in the S&P 500, NASDAQ and London FTSE resulted in losses.

   Interest income is earned on the average daily equity maintained in cash with PSI at the 13-week Treasury bill discount rate and, therefore, varies monthly according to interest rates, trading performance, contributions and redemptions. Interest income was $148,477 for the period from April 6, 2000 (commencement of operations) to September 29, 2000 and $76,457 for the period from July 1, 2000 to September 29, 2000.

   Commissions are calculated on Series E's net asset value at the end of each week and therefore, vary according to weekly trading performance, contributions and redemptions. Other transaction fees consist of National Futures Association, exchange and clearing fees as well as floor brokerage costs and give-up charges, which are based on the number of trades the trading advisor executes, as well as which exchange, clearing firm or bank on, or through, which the contract is traded. Commissions and other transaction fees were $159,701 for the period from April 6, 2000 (commencement of operations) to September 29, 2000 and $71,533 for the period from July 1, 2000 to September 29, 2000.

   All trading decisions for Series E are made by Graham Capital Management, L.P. (the 'Trading Advisor'). Management fees are calculated on Series E's net asset value at the end of each week and therefore, are affected by weekly trading performance, contributions and redemptions. Management fees were $49,263 for the period from April 6, 2000 (commencement of operations) to September 29, 2000 and $25,204 for the period from July 1, 2000 to September 29, 2000.

   Incentive fees are based on the New High Net Trading Profits generated by the Trading Advisor, as defined in the Advisory Agreement among the Trust, the Managing Owner and the Trading Advisor. No incentive fees were generated for the period from April 6, 2000 (commencement of operations) to September 29, 2000.

   General and administrative expenses were $38,196 for the period from April 6, 2000 (commencement of operations) to September 29, 2000 and $18,979 for the period from July 1, 2000 to September 29, 2000. These expenses include accounting, audit, tax and legal fees as well as printing and postage costs related to reports sent to limited owners. The amount of general and administrative expenses charged to Series E is limited to 1.5% of its net asset value during any one year and, as a result, there were no expenses incurred to reimburse the Managing Owner and its affiliates for costs incurred on behalf of Series E for the period from April 6, 2000 (commencement of operations) to September 29, 2000.

New Accounting Guidance

   In June 2000, FASB issued SFAS 138 which became effective for Series E on July 1, 2000. SFAS 138 amends the accounting and reporting standards of FASB Statement No. 133 for certain derivative instruments and certain hedging activities. SFAS 138 has not had a material effect on the carrying value of assets and liabilities within the financial statements.

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

Item 1. Legal Proceedings--There are no material legal proceedings pending by or against the Registrant or the Managing Owner

Item 2. Changes in Securities--None

Item 3. Defaults Upon Senior Securities--None

Item 4. Submission of Matters to a Vote of Security Holders--None

Item 5. Other Information--Effective September 2000, Eleanor L. Thomas was
                           elected by the Board of Directors of Prudential Securities Futures Management Inc. as President replacing Joseph A. Filicetti.

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

WORLD MONITOR TRUST II--SERIES E

By: Prudential Securities Futures Management Inc.
    A Delaware corporation, Managing Owner

     By: /s/ Steven Carlino                       Date: November 13, 2000
     ----------------------------------------
     Steven Carlino
     Vice President and Treasurer