Form 10-Q
period 2001-03-30
WORLD MONITOR TRUST II SERIES E
filed 2001-05-11
CIK 1090701

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended March 30, 2001

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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                        March 30,       December 31,
                                                                          2001              2000
----------------------------------------------------------------------------------------------------
ASSETS
Cash                                                                   $ 6,380,047       $5,485,764
Net unrealized gain on open futures contracts                              829,093          958,857
Net unrealized gain on open forward contracts                               11,839               --
Accrued interest receivable                                                  1,073               --
                                                                      -------------     ------------
Total assets                                                           $ 7,222,052       $6,444,621
                                                                      -------------     ------------
                                                                      -------------     ------------
LIABILITIES AND TRUST CAPITAL
Liabilities
Incentive fees payable                                                 $   169,806       $  238,625
Accrued expenses payable                                                    56,694           47,623
Commissions and other transaction fees payable                              40,012           36,522
Management fees payable                                                     12,826           11,953
Net unrealized loss on open forward contracts                                   --            3,584
                                                                      -------------     ------------
Total liabilities                                                          279,338          338,307
                                                                      -------------     ------------
Commitments
Trust capital
Limited interests (51,248.829 and 49,983.432 interests
  outstanding)                                                           6,842,577        6,016,047
General interests (750 interests outstanding)                              100,137           90,267
                                                                      -------------     ------------
Total trust capital                                                      6,942,714        6,106,314
                                                                      -------------     ------------
Total liabilities and trust capital                                    $ 7,222,052       $6,444,621
                                                                      -------------     ------------
                                                                      -------------     ------------
Net asset value per limited and general interest ('Interests')         $    133.52       $   120.36
                                                                      -------------     ------------
                                                                      -------------     ------------
----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements.

                        WORLD MONITOR TRUST II--SERIES E
                          (a Delaware Business Trust)
                            STATEMENT OF OPERATIONS
                                  (Unaudited)

                                                                                 For the period from
                                                                                 January 1, 2001 to
                                                                                   March 30, 2001
----------------------------------------------------------------------------------------------------
REVENUES
Net realized gain on commodity transactions                                          $ 1,041,516
Change in net unrealized gain/loss on open commodity positions                          (114,341)
Interest income                                                                           75,217
                                                                                 -------------------
                                                                                       1,002,392
                                                                                 -------------------
EXPENSES
Commissions and other transaction fees                                                    98,586
Management fees                                                                           30,833
Incentive fees                                                                           169,806
General and administrative                                                                23,213
                                                                                 -------------------
                                                                                         322,438
                                                                                 -------------------
Net income                                                                           $   679,954
                                                                                 -------------------
                                                                                 -------------------
ALLOCATION OF NET INCOME
Limited interests                                                                    $   670,084
                                                                                 -------------------
                                                                                 -------------------
General interests                                                                    $     9,870
                                                                                 -------------------
                                                                                 -------------------
NET INCOME PER WEIGHTED AVERAGE LIMITED AND GENERAL INTEREST
Net income per weighted average limited and general interest                         $     13.32
                                                                                 -------------------
                                                                                 -------------------
Weighted average number of limited and general interests outstanding                      51,048
                                                                                 -------------------
                                                                                 -------------------
----------------------------------------------------------------------------------------------------

                     STATEMENT OF CHANGES IN TRUST CAPITAL
                                  (Unaudited)

                                                               LIMITED        GENERAL
                                               INTERESTS      INTERESTS      INTERESTS       TOTAL
-----------------------------------------------------------------------------------------------------
Trust capital--December 31, 2000               50,733.432     $6,016,047     $ 90,267      $6,106,314
Contributions                                   1,922.091        234,100           --         234,100
Net income                                                       670,084        9,870         679,954
Redemptions                                      (656.694)       (77,654)          --         (77,654)
                                              -----------     ----------     ---------     ----------
Trust capital--March 30, 2001                  51,998.829     $6,842,577     $100,137      $6,942,714
                                              -----------     ----------     ---------     ----------
                                              -----------     ----------     ---------     ----------
-----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements.

                        WORLD MONITOR TRUST II--SERIES E
                          (a Delaware Business Trust)
                         NOTES TO FINANCIAL STATEMENTS
                                 March 30, 2001
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of Prudential Securities Futures Management Inc. (the 'Managing Owner'), the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of World Monitor Trust II--Series E ('Series E') as of March 30, 2001 and the results of its operations for the period from January 1, 2001 to March 30, 2001.

   Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in Series E's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2000.

B. Related Parties

   The Managing Owner of Series E is a wholly-owned subsidiary of Prudential Securities Incorporated ('PSI'), which, in turn, is a wholly-owned subsidiary of Prudential Securities Group Inc. Series E pays the Managing Owner or its affiliates for services they perform for Series E which include but are not limited to: brokerage services; accounting and financial management; registrar, transfer and assignment functions; investor communications; printing and other administrative services. However, the amount of general and administrative expenses incurred by Series E is limited to 1.5% of its net asset value during the year. Because general and administrative expenses exceeded this limit, a portion of the expenses related to services the Managing Owner performed for Series E for the period from January 1, 2001 to March 30, 2001 have been borne by the Managing Owner and its affiliates. Additionally, PSI or its affiliates paid the costs of organizing Series E and continue to pay the costs of offering its limited interests.

   The costs incurred by Series E for services performed by the Managing Owner and its affiliates for Series E were:

                                                       For the period from
                                                       January 1, 2001 to
                                                         March 30, 2001
                                                       -------------------
                          Commissions                       $  92,097
                          General and administrative           12,008
                                                       -------------------
                                                            $ 104,105
                                                       -------------------
                                                       -------------------

   Expenses payable to the Managing Owner and its affiliates (which are included in accrued expenses) as of March 31, 2001 and December 31, 2000 were $1,844 and $0, respectively.

   All of the proceeds of the offering of Series E are received in the name of Series E and deposited in trading or cash accounts at PSI, Series E's commodity broker. Series E's assets are maintained with PSI or, for margin purposes, with the various exchanges on which Series E is permitted to trade. Series E receives interest income on 100% of its average daily equity maintained in cash in its accounts with PSI during each month at the 13-week Treasury bill discount rate. This rate is determined weekly by PSI and represents the rate awarded to all bidders during each week's auction of 13-week Treasury bills.

   Series E, acting through its trading advisor, may execute over-the-counter, spot, forward and/or option foreign exchange transactions with PSI. PSI then engages in back-to-back trading with an affiliate, Prudential-Bache Global Markets Inc. ('PBGM'). PBGM attempts to earn a profit on such transactions. PBGM keeps its prices on foreign currency competitive with other interbank currency trading desks. All over-the-counter currency transactions are conducted between PSI and Series E pursuant to a line of credit. PSI may require that collateral be posted against the marked-to-market positions of Series E.

   As of March 30, 2001, a non-U.S. affiliate of the Managing Owner owns 54.284 limited interests of Series E.

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

Market risk

   Trading in futures and forward (including foreign exchange) contracts involves entering into contractual commitments to purchase or sell a particular commodity at a specified date and price. The gross or face amount of the contracts, which is typically many times that of Series E's net assets being traded, significantly exceeds Series E's future cash requirements since Series E intends to close out its open positions prior to settlement. As a result, Series E is generally subject only to the risk of loss arising from the change in the value of the contracts. As such, Series E considers the 'fair value' of its derivative instruments to be the net unrealized gain or loss on the contracts. The market risk associated with Series E's commitments to purchase commodities is limited to the gross or face amount of the contracts held. However, when Series E enters into a contractual commitment to sell commodities, it must make delivery of the underlying commodity at the contract price and then repurchase the contract at prevailing market prices. Since the repurchase price to which a commodity can rise is unlimited, entering into commitments to sell commodities exposes Series E to unlimited risk.

   Market risk is influenced by a wide variety of factors including government programs and policies, political and economic events, the level and volatility of interest rates, foreign currency exchange rates, the diversification effects among the derivative instruments Series E holds and the liquidity and inherent volatility of the markets in which Series E trades.

Credit risk

   When entering into futures or forward contracts, Series E is exposed to credit risk that the counterparty to the contract will not meet its obligations. The counterparty for futures contracts traded on United States and most foreign futures exchanges is the clearinghouse associated with such exchanges. In general, clearinghouses are backed by their corporate members who are required to share any financial burden resulting from the nonperformance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearinghouse is not backed by the clearing members (i.e., some foreign exchanges), it is normally backed by a consortium of banks or other financial institutions. On the other hand, the sole counterparty to Series E's forward transactions is PSI, Series E's commodity broker. Series E has entered into a master netting agreement with PSI and, as a result, presents unrealized gains and losses on open forward positions as a net amount in the statements of financial condition. The amount at risk associated with counterparty nonperformance of all of Series E's contracts is the net unrealized gain included in the statements of financial condition. There can be no assurance that any counterparty, clearing member or clearinghouse will meet its obligations to Series E.

   The Managing Owner attempts to minimize both credit and market risks by requiring Series E and its trading advisor to abide by various trading limitations and policies. The Managing Owner monitors compliance with these trading limitations and policies which include, but are not limited to, executing and clearing all trades with creditworthy counterparties; limiting the amount of margin or premium required for any one commodity or all commodities combined; and generally limiting transactions to contracts which are traded in sufficient volume to permit the taking and liquidating of positions. Additionally, pursuant to the advisory agreement among Series E, the Managing Owner and the trading advisor, Series E shall automatically terminate the trading advisor if the net asset value allocated to the trading advisor declines by 40% from the value at the beginning of any year or since the commencement of trading activities. Furthermore, the First Amended and Restated Declaration of Trust and Trust Agreement of the Trust provides that Series E will liquidate its positions, and eventually dissolve, if Series E experiences a decline in net asset value of 50% from the value at the beginning of any year or since the commencement of trading activities. In each case, the decline in net asset value is after giving effect for distributions, contributions and redemptions. The Managing Owner may impose additional restrictions (through modifications of trading limitations and policies) upon the trading activities of the trading advisor as it, in good faith, deems to be in the best interests of Series E.

   PSI, when acting as Series E's futures commission merchant in accepting orders for the purchase or sale of domestic futures contracts, is required by Commodity Futures Trading Commission ('CFTC') regulations to separately account for and segregate as belonging to Series E all assets of Series E relating to domestic futures trading and is not allowed to commingle such assets with other assets of PSI. At March 30, 2001, such segregated assets totalled $4,994,545.
Part 30.7 of the CFTC regulations also requires PSI to secure assets of Series E related to foreign futures trading which totalled $2,214,595 at March 30, 2001. There are no segregation requirements for assets related to forward trading.

   As of March 30, 2001, Series E's open futures and forward contracts generally mature within one year, although certain interest rate and currency futures contracts have maturities as distant as September 2002.

   At March 30, 2001 and December 31, 2000, the fair value of futures and forward contracts was:

                                                        March 30, 2001              December 31, 2000
                                                   ------------------------     --------------------------
                                                    Assets      Liabilities       Assets       Liabilities
                                                   --------     -----------     ----------     -----------
Futures Contracts:
  Domestic exchanges
     Interest rates                                $ 87,159      $       --     $  275,953      $       --
     Stock indices                                   19,300           4,281             --              --
     Currencies                                     300,360          25,399        260,258          28,675
     Commodities                                    301,574          13,817        132,815          37,116
  Foreign exchanges
     Interest rates                                 130,860          13,066        309,325              --
     Stock indices                                   19,496              --         68,667           5,300
     Commodities                                     99,545          72,638         20,396          37,466
Forward Contracts:
     Currencies                                      29,298          17,459         33,172          36,756
                                                   --------     -----------     ----------     -----------
                                                   $987,592      $  146,660     $1,100,586      $  145,313
                                                   --------     -----------     ----------     -----------
                                                   --------     -----------     ----------     -----------

D. Financial Highlights

                                                                         First Quarter 2001
                                                                         -------------------
        Performance per Interest
          Net asset value, beginning of period                                 $120.36
          Net realized gain and change in net unrealized gain/loss
             on commodity transactions                                           17.96
          Interest income                                                         1.48
          Expenses                                                               (6.28)
                                                                         -------------------
          Increase for the period                                                13.16
                                                                         -------------------
          Net asset value, end of period                                       $133.52
                                                                         -------------------
                                                                         -------------------
        Total return                                                             10.93%
        Ratio to average net assets
          Interest income                                                         4.84%
          Expenses, including 10.93% of incentive fees                           20.75%

                        WORLD MONITOR TRUST II--SERIES E
                          (a Delaware Business Trust)
      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

   Series E commenced operations on April 6, 2000 with gross proceeds of $5,157,459 allocated to commodities trading. Additional contributions raised through the continuous offering for the period from April 6, 2000 (commencement of operations) to March 30, 2001 resulted in additional proceeds to Series E of $949,598. Additional limited interests of Series E will continue to be offered on a weekly basis at the net asset value per Interest until the subscription maximum is sold.

   Limited interests in Series E may be redeemed on a weekly basis, but are subject to a redemption fee if transacted within one year of the effective date of purchase. Redemptions from April 6, 2000 (commencement of operations) to March 30, 2001 were entirely on limited interests and totalled $880,065. Redemptions for the period from January 1, 2001 to March 30, 2001 totalled $77,654. Additionally, Interests owned in any series of World Monitor Trust II (Series D, E or F) may be exchanged, without any charge, for Interests of one or more other series of World Monitor Trust II on a weekly basis for as long as Interests in those series are being offered to the public. Future contributions, redemptions and exchanges will impact the amount of funds available for investment in commodity contracts in subsequent periods.

   At March 30, 2001, 100% of Series E's net assets were allocated to commodities trading. A significant portion of the net assets is held in cash which is used as margin for trading in commodities. Inasmuch as the sole business of Series E is to trade in commodities, Series E continues to own such liquid assets to be used as margin. PSI credits Series E with interest income on 100% of its average daily equity maintained in cash in its accounts with PSI during each month at the 13-week Treasury bill discount rate. This rate is determined weekly by PSI and represents the rate awarded to all bidders during each week's auction of 13-week Treasury bills.

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

   Since Series E's business is to trade futures and forward contracts, its capital is at risk due to changes in the value of these contracts (market risk) or the inability of counterparties to perform under the terms of the contracts (credit risk). Series E's exposure to market risk is influenced by a number of factors including the volatility of interest rates and foreign currency exchange rates, the liquidity of the markets in which the contracts are traded and the relationships among the contracts held. The inherent uncertainty of Series E's speculative trading as well as the development of drastic market occurrences could result in monthly losses considerably beyond Series E's experience to date and could ultimately lead to a loss of all or substantially all of investors' capital. The Managing Owner attempts to minimize these risks by requiring Series E and its trading advisor to abide by various trading limitations and policies which include limiting margin amounts, trading only in liquid markets and permitting the use of stop loss provisions. See Note C to the financial statements for a further discussion of the credit and market risks associated with Series E's futures and forward contracts.

   Series E does not have, nor does it expect to have, any capital assets.

Results of Operations

   Series E commenced trading operations on April 6, 2000, and as such no comparative information is available for 2000.

   The net asset value per Interest as of March 30, 2001 was $133.52, an increase of 10.93% from the December 31, 2000 net asset value per Interest of $120.36. Past performance is not necessarily indicative of future results.

   Series E's gross trading gains were approximately $927,000 during the period January 1, 2001 to March 30, 2001. A detailed discussion of the trading results is presented below.

Quarterly Market Overview

   The first quarter of 2001 brought a global economic slowdown to most world markets, characterized by negative earning reports, layoffs and low manufacturing numbers. Investor concerns regarding earnings sparked lower equity prices and tighter terms on credit. Consumer spending and business capital investment decelerated markedly, partly due to decreased consumer and business confidence. This weakening, which was especially evident in durable goods industries, led to large cutbacks in manufacturing outputs as numerous firms attempted to cut excess inventory. In addition, elevated energy costs drained consumer purchasing power and added to business costs, adversely affecting profits and stock market valuations. Except for energy prices, inflation rates remained subdued throughout the quarter.

   In light of the rapid weakening in economic expansion in recent months and deterioration in business and consumer confidence, the U.S. Federal Reserve followed a relatively aggressive policy, lowering rates three times during the first quarter of 2001. The Fed's attempt to avoid recession in the U.S. included a surprising 50 basis point cut between regularly scheduled Federal Open Market Committee meetings for a total 150 basis point reduction for the quarter. The Fed saw little inflation risk due to reduced pressure on resources which stemmed from sluggish performance of the economy and relatively subdued expectations of inflation. Other central banks followed the Fed's lead lowering interest rates as well. In Japan, ongoing economic weakness reinforced expectations that the Bank of Japan (BOJ) would reinstate its zero interest rate policy. While it stopped short of directly cutting rates, in March the BOJ announced that it would take other measures to guide rates lower. As poor corporate earnings and weak economic data were released throughout the quarter, investors moved assets from equity markets to fixed income, driving bond markets higher.

   Equity markets performed poorly across the board during the first quarter as foreign stock markets generally followed the downtrend of the U.S. markets. Technology stocks led the way and the NASDAQ fell to its lowest level in nearly two years. Losses in the Dow Jones and NASDAQ brought these indices under the key 10,000 and 2,000 levels, respectively, and the DAX, FTSE, CAC-40 and Nikkei experienced similar losses.

   In foreign exchange markets, the U.S. dollar rose slightly against many foreign currencies throughout the quarter, reflecting expectations that some of those economies might be adversely affected by slower economic growth in the United States. Additionally, the U.S. dollar strengthened as investors around the globe felt that it was safest in this time of economic uncertainty. The dollar also rose versus the Japanese yen throughout the quarter, reflecting continuing economic stagnation in Japan. The euro rose against the U.S. dollar at the beginning of the quarter as prospects for U.S. short-term economic growth deteriorated relative to those for Europe. Later in the quarter, the euro traded lower against the dollar as weak economic data was released in Germany and the European Central Bank decided to leave interest rates unchanged, which dampened the outlook for European Union growth.

   Energy prices generally remained high throughout most of the quarter. Crude oil prices increased in January as OPEC announced a likely 5% cut in production. In March, an agreement by OPEC members to cut production for the second time this year was not enough to overcome concerns that slowing economies will reduce oil consumption and prices declined slightly.

Quarterly Performance of Series E

   The following is a summary of performance for the major sectors in which Series E traded:

   Interest rates (+): Fear of a U.S. recession and falling equity prices together with the U.S. Federal Reserve's rate reduction strategy resulted in a flight to quality in the bond market. Bond prices soared throughout the quarter and gains resulted from long positions in U.S. Treasury notes, eurobonds and Japanese government bonds.

   Softs (+): Short cotton positions resulted in gains as prices declined amid a decrease in U.S. export levels, which generally results in increased supply.

   Currencies (+): Short Japanese yen positions resulted in gains as the yen dropped due to continued signs of weakness in the Japanese economy and expectations that the Bank of Japan would reinstate its zero interest rate policy. The U.S. dollar hit its highest level against the Canadian dollar in March and short positions in this currency resulted in gains.

   Stock indices (+): Weakness in the U.S. economy and negative earning reports from blue chip and technology companies caused U.S. and foreign equity markets to tumble throughout the quarter. Short positions in the Hong Kong Hang Seng Index, MATIF CAC-40 and TOPIX indices resulted in gains.

   Metals (+): Gold markets declined in March as the Bank of England's auction of a portion of its reserves was met with a disappointing response. In addition, signs of a global economic slowdown, which could lead to a decline in demand, helped push gold prices lower. Short gold positions resulted in gains toward quarter-end.

   Energies (-): Short energy positions resulted in losses as prices generally remained high during the first quarter of the year.

   Interest income is earned on the average daily equity maintained in cash with PSI at the 13-week Treasury bill discount rate and, therefore, varies weekly according to interest rates, trading performance, contributions and redemptions. Interest income was $75,217 for the period from January 1, 2001 to March 30, 2001.

   Commissions are calculated on Series E's net asset value at the end of each week and therefore, vary according to weekly trading performance, contributions and redemptions. Other transaction fees consist of National Futures Association, exchange and clearing fees as well as floor brokerage costs and give-up charges, which are based on the number of trades the trading advisor executes, as well as which exchange, clearing firm or bank on, or through, which the contract is traded. Commissions and other transaction fees were $98,586 for the period from January 1, 2001 to March 30, 2001.

   All trading decisions for Series E are made by Graham Capital Management, L.P. (the 'Trading Advisor'). Management fees are calculated on Series E's net asset value at the end of each week and therefore, are affected by weekly trading performance, contributions and redemptions. Management fees were $30,833 for the period from January 1, 2001 to March 30, 2001.

   Incentive fees are based on the 'New High Net Trading Profits' generated by the Trading Advisor, as defined in the advisory agreement among the Trust, the Managing Owner and the Trading Advisor. Incentive fees generated for the period from January 1, 2001 to March 30, 2001 were $169,806.

   General and administrative expenses were $23,213 for the period from January 1, 2001 to March 30, 2001. These expenses include reimbursement of costs incurred by the Managing Owner on behalf of Series E, in addition to accounting, audit, tax and legal fees as well as printing and postage costs related to reports sent to limited owners. The amount of general and administrative expenses charged to Series E is limited to 1.5% of its net asset value during any year.

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

Item 1. Legal Proceedings--There are no material legal proceedings pending by or against the Registrant or the Managing Owner

Item 2. Changes in Securities--None

Item 3. Defaults Upon Senior Securities--None

Item 4. Submission of Matters to a Vote of Security Holders--None

Item 5. Other Information--Effective February 2001 and March 2001, respectively, Alan J. Brody and A. Laurence Norton, Jr. resigned as Directors of Prudential Securities Futures Management Inc.

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

WORLD MONITOR TRUST II--SERIES E

By: Prudential Securities Futures Management Inc.
A Delaware corporation, Managing Owner

     By: /s/ Steven Carlino                       Date: May 11, 2001
     ----------------------------------------
     Steven Carlino
     Vice President and Treasurer