Form 10-Q
period 2001-06-29
WORLD MONITOR TRUST II SERIES E
filed 2001-08-10
CIK 1090701

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended June 29, 2001

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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                         June 29,      December 31,
                                                                           2001            2000
---------------------------------------------------------------------------------------------------
ASSETS
Cash                                                                    $6,790,938      $5,485,764
Net unrealized gain on open futures contracts                              267,247         958,857
Accrued interest receivable                                                    820              --
                                                                        ----------     ------------
Total assets                                                            $7,059,005      $6,444,621
                                                                        ----------     ------------
                                                                        ----------     ------------
LIABILITIES AND TRUST CAPITAL
Liabilities
Redemptions payable                                                     $  118,491      $       --
Commissions and other transaction fees payable                              44,135          36,522
Accrued expenses payable                                                    28,796          47,623
Net unrealized loss on open forward contracts                               16,778           3,584
Management fees payable                                                     13,234          11,953
Incentive fees payable                                                          --         238,625
                                                                        ----------     ------------
Total liabilities                                                          221,434         338,307
                                                                        ----------     ------------
Commitments
Trust capital
Limited interests (56,922.663 and 49,983.432 interests outstanding)      6,739,969       6,016,047
General interests (824.300 and 750.000 interests outstanding)               97,602          90,267
                                                                        ----------     ------------
Total trust capital                                                      6,837,571       6,106,314
                                                                        ----------     ------------
Total liabilities and trust capital                                     $7,059,005      $6,444,621
                                                                        ----------     ------------
                                                                        ----------     ------------
Net asset value per limited and general interest ('Interests')          $   118.41      $   120.36
                                                                        ----------     ------------
                                                                        ----------     ------------
---------------------------------------------------------------------------------------------------

       The accompanying notes are an integral part of these statements.

                        WORLD MONITOR TRUST II--SERIES E
                          (a Delaware Business Trust)
                            STATEMENT OF OPERATIONS
                                  (Unaudited)

                                                                                          For the period from
                                                                                             April 6, 2000
                                        For the period from      For the period from         (commencement
                                        January 1, 2001 to        March 31, 2001 to        of operations) to
                                           June 29, 2001            June 29, 2001            June 30, 2000
--------------------------------------------------------------------------------------------------------------
REVENUES
Net realized gain (loss) on
  commodity transactions                    $   916,760              $  (124,756)              $(552,678)
Change in net unrealized gain/loss
  on open commodity positions                  (704,804)                (590,463)                 45,801
Interest income                                 140,391                   65,174                  72,020
                                       ---------------------    ---------------------    ---------------------
                                                352,347                 (650,045)               (434,857)
                                       ---------------------    ---------------------    ---------------------
EXPENSES
Commissions and other transaction
  fees                                          212,590                  114,004                  88,168
Management fees                                  65,432                   34,599                  24,059
Incentive fees                                  169,806                       --                      --
General and administrative                       29,410                    6,197                  19,217
                                       ---------------------    ---------------------    ---------------------
                                                477,238                  154,800                 131,444
                                       ---------------------    ---------------------    ---------------------
Net loss                                    $  (124,891)             $  (804,845)              $(566,301)
                                       ---------------------    ---------------------    ---------------------
                                       ---------------------    ---------------------    ---------------------
ALLOCATION OF NET LOSS
Limited interests                           $  (124,985)             $  (795,069)              $(558,358)
                                       ---------------------    ---------------------    ---------------------
                                       ---------------------    ---------------------    ---------------------
General interests                           $        94              $    (9,776)              $  (7,943)
                                       ---------------------    ---------------------    ---------------------
                                       ---------------------    ---------------------    ---------------------
NET LOSS PER WEIGHTED AVERAGE
  LIMITED AND GENERAL INTEREST
Net loss per weighted average
  limited and general interest              $     (2.29)             $    (13.90)              $  (10.58)
                                       ---------------------    ---------------------    ---------------------
                                       ---------------------    ---------------------    ---------------------
Weighted average number of limited
  and general interests outstanding              54,548                   57,888                  53,507
                                       ---------------------    ---------------------    ---------------------
                                       ---------------------    ---------------------    ---------------------
--------------------------------------------------------------------------------------------------------------

                     STATEMENT OF CHANGES IN TRUST CAPITAL
                                  (Unaudited)

                                                               LIMITED        GENERAL
                                               INTERESTS      INTERESTS      INTERESTS       TOTAL
-----------------------------------------------------------------------------------------------------
Trust capital--December 31, 2000               50,733.432     $6,016,047     $ 90,267      $6,106,314
Contributions                                  17,736.917      2,099,161       26,817       2,125,978
Net income (loss)                                               (124,985)          94        (124,891)
Redemptions                                   (10,723.386)    (1,250,254)     (19,576 )    (1,269,830)
                                              -----------     ----------     ---------     ----------
Trust capital--June 29, 2001                   57,746.963     $6,739,969     $ 97,602      $6,837,571
                                              -----------     ----------     ---------     ----------
                                              -----------     ----------     ---------     ----------
-----------------------------------------------------------------------------------------------------

           The accompanying notes are an integral part of these statements.

                        WORLD MONITOR TRUST II--SERIES E
                          (a Delaware Business Trust)
                         NOTES TO FINANCIAL STATEMENTS
                                 June 29, 2001
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of Prudential Securities Futures Management Inc. (the 'Managing Owner'), the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of World Monitor Trust II--Series E ('Series E') as of June 29, 2001 and the results of its operations for the periods from January 1, 2001 to June 29, 2001 ('Year To Date 2001'), March 31, 2001 to June 29, 2001 ('Second Quarter 2001') and April 6, 2000 (commencement of operations) to June 30, 2000 ('Second Quarter 2000'). However, the operating results for the interim periods may not be indicative of the results expected for a full year.

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

   Certain balances from 2000 have been reclassified to conform with the current financial statement presentation.

B. Related Parties

   The Managing Owner of Series E is a wholly-owned subsidiary of Prudential Securities Incorporated ('PSI'), which, in turn, is a wholly-owned subsidiary of Prudential Securities Group Inc. Series E pays the Managing Owner or its affiliates for services they perform for Series E which include but are not limited to: brokerage services; accounting and financial management; registrar, transfer and assignment functions; investor communications; printing and other administrative services. However, the amount of general and administrative expenses incurred by Series E is limited to 1.5% of its net asset value during the year (with a maximum of 0.5% attributable to non-legal and audit expenses). Because general and administrative expenses exceeded this limit, all or a portion of the expenses related to services the Managing Owner performed for Series E for Year To Date 2001, Second Quarter 2001 and Second Quarter 2000 have been borne by the Managing Owner and its affiliates. Additionally, PSI or its affiliates paid the costs of organizing Series E and continue to pay the costs of offering its limited interests as well as any third party general and administrative expenses which exceed the limit discussed above.

   The costs incurred by Series E for services performed by the Managing Owner and its affiliates for Series E were:

                                        Year To Date 2001     Second Quarter 2001    Second Quarter 2000
                                       -------------------    -------------------    -------------------
Commissions                                 $ 195,636              $ 103,539              $  72,255
General and administrative                      6,573                 (5,435)                    --
                                       -------------------    -------------------    -------------------
                                            $ 202,209              $  98,104              $  72,255
                                       -------------------    -------------------    -------------------
                                       -------------------    -------------------    -------------------

   There are no expenses payable to the Managing Owner and its affiliates as of June 29, 2001 and December 31, 2000.

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

   As of June 29, 2001, a non-U.S. affiliate of the Managing Owner owns 54.284 limited interests of Series E.

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

   PSI, when acting as Series E's futures commission merchant in accepting orders for the purchase or sale of domestic futures contracts, is required by Commodity Futures Trading Commission ('CFTC') regulations to separately account for and segregate as belonging to Series E all assets of Series E relating to domestic futures trading (subject to the recent opt out provisions discussed below) and is not allowed to commingle such assets with other assets of PSI. At June 29, 2001, such segregated assets totalled $3,441,949. Part 30.7 of the CFTC regulations also requires PSI to secure assets of Series E related to foreign futures trading which totalled $3,616,236 at June 29, 2001. There are no segregation requirements for assets related to forward trading.

   The CFTC recently promulgated rules that allow futures commission merchants to permit certain customers, including Series E, to opt out of segregation with regard to trading on certain exchanges, but PSI has not done so to date. If Series E were to opt out, its funds could be held in a broader and riskier range of investments.

   As of June 29, 2001, Series E's open futures and forward contracts generally mature within one year, although certain interest rate futures contracts have maturities as distant as December 2002.

   At June 29, 2001 and December 31, 2000, the fair value of futures and forward contracts was:

                                                        June 29, 2001               December 31, 2000
                                                   ------------------------     --------------------------
                                                    Assets      Liabilities       Assets       Liabilities
                                                   --------     -----------     ----------     -----------
Futures Contracts:
  Domestic exchanges
     Interest rates                                $ 11,813      $    6,633     $  275,953      $       --
     Currencies                                      31,382          69,387        260,258          28,675
     Commodities                                    225,326          15,262        132,815          37,116
  Foreign exchanges
     Interest rates                                  38,968          11,719        309,325              --
     Stock indices                                   13,179          15,991         68,667           5,300
     Commodities                                     95,549          29,978         20,396          37,466
Forward Contracts:
     Currencies                                          --          16,778         33,172          36,756
                                                   --------     -----------     ----------     -----------
                                                   $416,217      $  165,748     $1,100,586      $  145,313
                                                   --------     -----------     ----------     -----------
                                                   --------     -----------     ----------     -----------

D. Financial Highlights

                                                         Year To Date 2001     Second Quarter 2001
                                                         ------------------    -------------------
Performance per Interest
  Net asset value, beginning of period                        $ 120.36               $133.52
                                                         ------------------    -------------------
  Net realized gain (loss) and change in net
     unrealized gain/loss on commodity transactions               4.35                (13.61)
  Interest income                                                 2.61                  1.13
  Expenses                                                       (8.91)                (2.63)
                                                         ------------------    -------------------
  Decrease for the period                                        (1.95)               (15.11)
                                                         ------------------    -------------------
  Net asset value, end of period                              $ 118.41               $118.41
                                                         ------------------    -------------------
                                                         ------------------    -------------------
Total return                                                     (1.62)%              (11.32)%
Ratio to average net assets
  Interest income                                                 4.30%                 3.82%
  Expenses, including 5.20% and 0% of incentive fees             14.62%                 9.07%

                                       6

                        WORLD MONITOR TRUST II--SERIES E
                          (a Delaware Business Trust)
      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

   Series E commenced operations on April 6, 2000 with gross proceeds of $5,157,459 allocated to commodities trading. Additional contributions raised through the continuous offering for the period from April 6, 2000 (commencement of operations) to June 29, 2001 resulted in additional proceeds to Series E of $2,841,476. Additional limited interests of Series E will continue to be offered on a weekly basis at the net asset value per Interest until the subscription maximum is sold.

   Limited interests in Series E may be redeemed on a weekly basis, but are subject to a redemption fee if transacted within one year of the effective date of purchase. Redemptions of limited interests for Year To Date 2001, Second Quarter 2001 and for the period from April 6, 2000 (commencement of operations) to June 29, 2001 totalled $1,250,254, $1,172,600 and $2,052,665, respectively.
Since inception, the only redemptions of general interests occurred during Second Quarter 2001 totalling $19,576. Additionally, Interests owned in any series of World Monitor Trust II (Series D, E or F) may be exchanged, without any charge, for Interests of one or more other series of World Monitor Trust II on a weekly basis for as long as Interests in those series are being offered to the public. Future contributions, redemptions and exchanges will impact the amount of funds available for investment in commodity contracts in subsequent periods.

   At June 29, 2001, 100% of Series E's net assets were allocated to commodities trading. A significant portion of the net assets is held in cash which is used as margin for trading in commodities. Inasmuch as the sole business of Series E is to trade in commodities, Series E continues to own such liquid assets to be used as margin. PSI credits Series E with interest income on 100% of its average daily equity maintained in cash in its accounts with PSI during each month at the 13-week Treasury bill discount rate. This rate is determined weekly by PSI and represents the rate awarded to all bidders during each week's auction of 13-week Treasury bills.

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

Results of Operations

   The net asset value per Interest as of June 29, 2001 was $118.41, a decrease of 1.62% from the December 31, 2000 net asset value per Interest of $120.36 and a decrease of 11.32% from the March 30, 2001 net asset value per Interest of $133.52. Past performance is not necessarily indicative of future results.

   Series E's gross trading gains (losses) were approximately $212,000, $(715,000) and $(507,000) during Year To Date 2001, Second Quarter 2001 and Second Quarter 2000, respectively. Due to the nature of Series E's trading activities, a period to period comparison of its trading results is not meaningful. However, a detailed discussion of Series E's Second Quarter 2001 trading results is presented below.

Quarterly Market Overview

   The global economy remained sluggish during the second quarter of 2001 and as a result, U.S. and global stock markets continued their downward trend. In the U.S., heightened concerns regarding cutbacks in industrial production and future sales caused downward revisions of corporate earnings. Business investment and capital spending were weak and appeared to be decreasing further, reflecting in part the downtrend in manufacturing output. Labor demand weakened considerably and unemployment rose. Consumer spending held up relatively well despite deceleration in income, reduced household net worth, and deterioration in consumer sentiment. Economic activity in foreign industrial countries decelerated as well, due in part to softening of the U.S. economy, weakness in world high-tech markets and the downward adjustment in global equity prices. Expansion in Europe, including the United Kingdom, and Canada slowed significantly, while the Japanese economy slowed after a brief rebound late last year. In addition, economic growth in many developing countries softened, reflecting, in part, weaker external demand. In the U.S., overall inflation, as measured by the Consumer Price Index (CPI), increased slightly, but was held down by a deceleration in energy prices.

   As a result of weak global economies, equity markets continued to perform poorly during most of the quarter. In April, U.S. equity markets, particularly the NASDAQ, rallied briefly after the U.S. Federal Reserve (Fed) called an unscheduled meeting to lower interest rates before falling once again amid continuing softening economies and fears of weak corporate earnings. Markets rose briefly once again in June following the U.S. Federal Reserve's 25 basis point interest rate cut. This smaller than anticipated rate reduction seemed to signal a cessation of the Fed's recent series of aggressive rate cuts and caused many investors to exit the bond market and invest in equities.

   Interest rate instruments trended upward throughout most of the quarter as major central banks cut short-term interest rates in an attempt to bolster slowing economies. The U.S. Federal Reserve cut rates three times during the quarter lowering rates from 4.50% to 3.75%. The European Central Bank and the Bank of England cut interest rates by 25 basis points in May. This was the third interest rate reduction in five months for the Bank of England. Global bonds reversed downward towards quarter-end as the Fed cut rates by only 25 basis points, driving many investors out of interest rate instruments and into equities.

   In foreign exchange markets, the Japanese yen started the quarter strong before weakening against the U.S. dollar and other foreign currencies. This followed a government report that Japan's GDP shrank in the first quarter, generating fears that the Japanese economy may be slipping into recession. The Canadian dollar posted gains against the U.S. dollar as economic reports showed a 1.7% increase in exports to the U.S. in June. The British pound reached a 15 year low against the U.S. dollar in June amid concern that England would join the European Monetary Union. The euro declined against the U.S. dollar as well, amid signs of continuing weakness in the European economy.

   Energy prices fell in response to growing inventory levels of crude oil and related products. The American Petroleum Institute reported that the U.S. gasoline supply had reached its highest level in two years. Swelling energy inventories fed fears of an overall weakening demand for fuels in the slowing global economy. Additionally, the market fell when tropical storm Allison caused less damage along the Gulf Coast than was originally feared.

Quarterly Performance of Series E

   The following is a summary of performance for the major sectors in which Series E traded:

   Interest rates (-): Prices of most interest rate instruments trended upward throughout most of the quarter due to short-term interest rate cuts by major central banks in an attempt to bolster slowing economies. Short positions in U.S. government and euro bonds resulted in losses for Series E.

   Stock indices (-): Weak global economies and concerns regarding corporate earnings resulted in continued poor performance in the equity markets. Nikkei Dow, TOPIX and DAX positions resulted in losses for Series E.

   Currencies (-): After a strong start, the Japanese yen declined against the U.S. dollar and many European currencies as the Japanese economy exhibited signs of weakness. Long Japanese yen and yen cross-rate positions resulted in losses. The Canadian dollar rose against the U.S. dollar amid signs of a weak U.S. economy and an increase of Canadian exports to the U.S. resulting in losses for short positions. Short Australian dollar positions resulted in losses during April as prices rallied following a 50 basis point interest rate cut by the Reserve Bank of Australia.

   Metals (-): Gold prices rallied to a ten month high in May before reversing course amid rumors that Russia would sell a portion of its gold reserve. Long gold positions incurred losses for Series E. Rate cuts by U.S. and European central banks stirred fears of inflation driving metal prices higher. Short nickel and aluminum positions resulted in losses.

   Energies (+): Short natural gas positions resulted in gains as increased inventories and weakening demand drove prices downward.

   Series E commenced trading operations on April 6, 2000, and as such, a comparison of year-to-date 2001 versus year-to-date 2000 operating results is not meaningful. Additionally, increases in commissions and other transaction fees and management fees during Second Quarter 2001 as compared to Second Quarter 2000 are primarily due to the effect of favorable trading performance during the second half of 2000 and contributions during 2000 and 2001 on Series E's net asset values, offset, in part, by redemptions as further discussed below.

   Interest income is earned on the average daily equity maintained in cash with PSI at the 13-week Treasury bill discount rate and, therefore, varies weekly according to interest rates, trading performance, contributions and redemptions. Interest income was $140,000 for Year To Date 2001. Interest income decreased by $7,000 during Second Quarter 2001 as compared to Second Quarter 2000. The decrease, which was offset, in part, by higher overall net asset levels in Second Quarter 2001 versus Second Quarter 2000, was primarily due to lower overall interest rates during 2001 versus 2000.

   Commissions are calculated on Series E's net asset value at the end of each week and therefore, vary according to weekly trading performance, contributions and redemptions. Other transaction fees consist of National Futures Association, exchange and clearing fees as well as floor brokerage costs and give-up charges, which are based on the number of trades the trading advisor executes, as well as which exchange, clearing firm or bank on, or through, which the contract is traded. Commissions and other transaction fees for Year To Date 2001 were $213,000. Commissions and other transaction fees increased by $26,000 during Second Quarter 2001 as compared to Second Quarter 2000 due to the increase in average net asset levels as discussed above.

   All trading decisions for Series E are made by Graham Capital Management, L.P. (the 'Trading Advisor'). Management fees are calculated on Series E's net asset value at the end of each week and therefore, are affected by weekly trading performance, contributions and redemptions. Management fees for Year To Date 2001 were $65,000. Management fees increased by $11,000 during Second Quarter 2001 as compared to Second Quarter 2000 due to the increase in average net asset levels as discussed above.

   Incentive fees are based on the 'New High Net Trading Profits' generated by the Trading Advisor, as defined in the advisory agreement among the Trust, the Managing Owner and the Trading Advisor. Incentive fees generated for Year To Date 2001 were $170,000. Series E did not incur an incentive fee during Second Quarter 2001 or Second Quarter 2000.

   General and administrative expenses were $29,000 for Year To Date 2001. General and administrative expenses decreased $13,000 during Second Quarter 2001 as compared to Second Quarter 2000. These expenses include reimbursement of costs incurred by the Managing Owner on behalf of Series E, in addition to accounting, audit, tax and legal fees as well as printing and postage costs related to reports sent to limited owners. The total amount of general and administrative expenses charged to Series E in any year is limited to 1.5% of its net asset value during such year (with a maximum of 0.5% attributable to non-legal and audit expenses). Because applicable expenses exceeded these limits, a portion of these expenses have been borne by the Managing Owner and its affiliates. Furthermore, a reversal of certain expenses was recorded during Second Quarter 2001 as a result of the application of these limits and was the primary cause of the $13,000 decrease mentioned above.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Information regarding quantitative and qualitative disclosures about market risk is not required pursuant to Item 305(e) of Regulation S-K.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings--There are no material legal proceedings pending by or against the Registrant or the Managing Owner

Item 2. Changes in Securities--The following table presents sales of unregistered interests (i.e. general interests) exempt from registration under
Section 4(2) of the Securities Act of 1933 during the period from March 31, 2001 to June 29, 2001.

                                                       Amount of
                                            -------------------------------
                        Date of Sale        Interests sold    Cash received
                   --------------------------------------------------------
                   April 30, 2001                  150           $17,817
                   May 28, 2001                   74.3           $ 9,000

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

WORLD MONITOR TRUST II--SERIES E

By: Prudential Securities Futures Management Inc.
    A Delaware corporation, Managing Owner

     By: /s/ Steven Carlino                   Date: August 10, 2001
     --------------------------------
     Steven Carlino
     Vice President and Treasurer
                                       12