Form 10-Q
period 2001-09-29
WORLD MONITOR TRUST II SERIES E
filed 2001-11-09
CIK 1090701

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended September 28, 2001

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _______________________ to ______________________

Commission file number: 0-32687

                        WORLD MONITOR TRUST II-SERIES E
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

Delaware                                                              13-4058319
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)
                                            (I.R.S. Employer Identification No.)

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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                      September 28,     December 31,
                                                                          2001              2000
----------------------------------------------------------------------------------------------------
ASSETS
Cash                                                                   $ 7,372,481       $5,485,764
Net unrealized gain on open futures contracts                            1,062,300          958,857
Unrealized gain on open forward contracts                                    7,781               --
Accrued interest receivable                                                    930               --
                                                                      -------------     ------------
Total assets                                                           $ 8,443,492       $6,444,621
                                                                      -------------     ------------
                                                                      -------------     ------------
LIABILITIES AND TRUST CAPITAL
Liabilities
Incentive fees payable                                                 $   120,577       $  238,625
Accrued expenses payable                                                    41,096           47,623
Commissions and other transaction fees payable                              40,349           36,522
Management fees payable                                                     15,180           11,953
Net unrealized loss on open forward contracts                                   --            3,584
                                                                      -------------     ------------
Total liabilities                                                          217,202          338,307
                                                                      -------------     ------------
Commitments
Trust capital
Limited interests (58,865.515 and 49,983.432 interests
  outstanding)                                                           8,112,689        6,016,047
General interests (824.300 and 750.000 interests outstanding)              113,601           90,267
                                                                      -------------     ------------
Total trust capital                                                      8,226,290        6,106,314
                                                                      -------------     ------------
Total liabilities and trust capital                                    $ 8,443,492       $6,444,621
                                                                      -------------     ------------
                                                                      -------------     ------------
Net asset value per limited and general interest ('Interests')         $    137.82       $   120.36
                                                                      -------------     ------------
                                                                      -------------     ------------
----------------------------------------------------------------------------------------------------

            The accompanying notes are an integral part of these statements.

                        WORLD MONITOR TRUST II--SERIES E
                          (a Delaware Business Trust)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                          For the period from
                                                             April 6, 2000
                                  For the period from        (commencement        For the period from     For the period from
                                  January 1, 2001 to       of operations) to       June 30, 2001 to         July 1, 2000 to
                                  September 28, 2001      September 29, 2000      September 28, 2001      September 29, 2000
------------------------------------------------------------------------------------------------------------------------
REVENUES
Net realized gain (loss) on
  commodity transactions              $ 1,479,130              $(283,729)             $   562,370              $ 268,949
Change in net unrealized
  gain/loss on open commodity
  positions                               114,808                (12,000)                 819,612                (57,801)
Interest income                           197,202                148,477                   56,811                 76,457
                                  -------------------     -------------------     -------------------     -------------------
                                        1,791,140               (147,252)               1,438,793                287,605
                                  -------------------     -------------------     -------------------     -------------------
EXPENSES
Commissions and other
  transaction fees                        330,558                159,701                  117,968                 71,533
Management fees                           101,234                 49,263                   35,802                 25,204
Incentive fees                            290,383                     --                  120,577                     --
General and administrative                 47,876                 38,196                   18,466                 18,979
                                  -------------------     -------------------     -------------------     -------------------
                                          770,051                247,160                  292,813                115,716
                                  -------------------     -------------------     -------------------     -------------------
Net income (loss)                     $ 1,021,089              $(394,412)             $ 1,145,980              $ 171,889
                                  -------------------     -------------------     -------------------     -------------------
                                  -------------------     -------------------     -------------------     -------------------
ALLOCATION OF NET INCOME
  (LOSS)
Limited interests                     $ 1,004,996              $(388,799)             $ 1,129,981              $ 169,559
                                  -------------------     -------------------     -------------------     -------------------
                                  -------------------     -------------------     -------------------     -------------------
General interests                     $    16,093              $  (5,613)             $    15,999              $   2,330
                                  -------------------     -------------------     -------------------     -------------------
                                  -------------------     -------------------     -------------------     -------------------
NET INCOME (LOSS) PER WEIGHTED
  AVERAGE LIMITED AND GENERAL
  INTEREST
Net income (loss) per weighted
  average limited and general
  interest                            $     18.28              $   (7.28)             $     19.57              $    3.14
                                  -------------------     -------------------     -------------------     -------------------
                                  -------------------     -------------------     -------------------     -------------------
Weighted average number of
  limited and general
  interests outstanding                    55,848                 54,188                   58,564                 54,781
                                  -------------------     -------------------     -------------------     -------------------
                                  -------------------     -------------------     -------------------     -------------------
------------------------------------------------------------------------------------------------------------------------

                     STATEMENT OF CHANGES IN TRUST CAPITAL
                                  (Unaudited)

                                                                LIMITED        GENERAL
                                              INTERESTS        INTERESTS      INTERESTS        TOTAL
-------------------------------------------------------------------------------------------------------
Trust capital--December 31, 2000               50,733.432     $ 6,016,047     $ 90,267      $ 6,106,314
Contributions                                  24,687.190       2,925,270       26,817        2,952,087
Net income                                                      1,004,996       16,093        1,021,089
Redemptions                                   (15,730.807)     (1,833,624)     (19,576 )     (1,853,200)
                                             ------------     -----------     ---------     -----------
Trust capital--September 28, 2001              59,689.815     $ 8,112,689     $113,601      $ 8,226,290
                                             ------------     -----------     ---------     -----------
                                             ------------     -----------     ---------     -----------
-------------------------------------------------------------------------------------------------------

            The accompanying notes are an integral part of these statements.

                        WORLD MONITOR TRUST II--SERIES E
                          (a Delaware Business Trust)
                         NOTES TO FINANCIAL STATEMENTS
                               September 28, 2001
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of Prudential Securities Futures Management Inc. (the 'Managing Owner'), the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of World Monitor Trust II--Series E ('Series E') as of September 28, 2001 and the results of its operations for the periods from January 1, 2001 to September 28, 2001 ('Year To Date 2001'), April 6, 2000 (commencement of operations) to September 29, 2000 ('Year To Date 2000'), June 30, 2001 to September 28, 2001 ('Third
Quarter 2001') and July 1, 2000 to September 29, 2000 ('Third Quarter 2000'). However, the operating results for the interim periods may not be indicative of the results expected for a full year.

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

B. Related Parties

   The Managing Owner of Series E is a wholly-owned subsidiary of Prudential Securities Incorporated ('PSI'), which, in turn, is a wholly-owned subsidiary of Prudential Securities Group Inc. Series E pays the Managing Owner or its affiliates for services they perform for Series E which include but are not limited to: brokerage services; accounting and financial management; registrar, transfer and assignment functions; investor communications; printing and other administrative services. However, the amount of general and administrative expenses incurred by Series E is limited to 1.5% of its net asset value during the year (with a maximum of 0.5% attributable to other than legal and audit expenses). Because general and administrative expenses exceeded this limit, all or a portion of the expenses related to services the Managing Owner performed for Series E for Year To Date 2001, Year To Date 2000, Third Quarter 2001 and Third Quarter 2000 have been borne by the Managing Owner and its affiliates. Additionally, PSI or its affiliates paid the costs of organizing Series E and continue to pay the costs of offering its limited interests as well as any third party general and administrative expenses which exceed the limit discussed above.

   The costs incurred by Series E for services performed by the Managing Owner and its affiliates for Series E were:

                                       Year To Date    Year To Date    Third Quarter    Third Quarter
                                           2001            2000             2001             2000
                                       -------------   -------------   --------------   --------------
Commissions                              $ 302,940       $ 147,760        $107,304         $ 75,505
General and administrative                  13,406              --           6,833               --
                                       -------------   -------------   --------------   --------------
                                         $ 316,346       $ 147,760        $114,137         $ 75,505
                                       -------------   -------------   --------------   --------------
                                       -------------   -------------   --------------   --------------

   There are no expenses payable to the Managing Owner and its affiliates as of September 28, 2001 and December 31, 2000.

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

   As of September 28, 2001, a non-U.S. affiliate of the Managing Owner owns
54.284 limited interests of Series E.

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

   PSI, when acting as Series E's futures commission merchant in accepting orders for the purchase or sale of domestic futures contracts, is required by Commodity Futures Trading Commission ('CFTC') regulations to separately account for and segregate as belonging to Series E all assets of Series E relating to domestic futures trading (subject to the opt out provisions discussed below) and is not allowed to commingle such assets with other assets of PSI. At September 28, 2001, such segregated assets totalled $3,115,990. Part 30.7 of the CFTC regulations also requires PSI to secure assets of Series E related to foreign futures trading which totalled $5,318,791 at September 28, 2001. There are no segregation requirements for assets related to forward trading.

   The CFTC promulgated rules that allow futures commission merchants to permit certain customers, including Series E, to opt out of segregation with regard to trading on certain exchanges, but PSI has not done so to date. If Series E were to opt out, its funds could be held in a broader and riskier range of investments.

   As of September 28, 2001, Series E's open futures and forward contracts generally mature within one year, although certain interest rate futures contracts have maturities as distant as March 2003.

   At September 28, 2001 and December 31, 2000, the fair value of futures and forward contracts was:

                                                     September 28, 2001             December 31, 2000
                                                 --------------------------     --------------------------
                                                   Assets       Liabilities       Assets       Liabilities
                                                 ----------     -----------     ----------     -----------
Futures Contracts:
  Domestic exchanges
     Interest rates                              $  390,740      $       --     $  275,953      $       --
     Currencies                                     109,022          61,439        260,258          28,675
     Commodities                                    137,291          88,866        132,815          37,116
  Foreign exchanges
     Interest rates                                 445,117          20,395        309,325              --
     Stock indices                                   33,412          10,339         68,667           5,300
     Commodities                                    136,057           8,300         20,396          37,466
Forward Contracts:
     Currencies                                       7,781              --         33,172          36,756
                                                 ----------     -----------     ----------     -----------
                                                 $1,259,420      $  189,339     $1,100,586      $  145,313
                                                 ----------     -----------     ----------     -----------
                                                 ----------     -----------     ----------     -----------

D. Financial Highlights

                                                            Year To Date 2001     Third Quarter 2001
                                                            ------------------    ------------------
Performance per Interest
  Net asset value, beginning of period                           $ 120.36              $ 118.41
                                                            ------------------    ------------------
  Net realized gain (loss) and change in net unrealized
     gain/loss on commodity transactions                            27.76                 23.40
  Interest income                                                    3.58                   .97
  Expenses                                                         (13.88)                (4.96)
                                                            ------------------    ------------------
  Increase for the period                                           17.46                 19.41
                                                            ------------------    ------------------
  Net asset value, end of period                                 $ 137.82              $ 137.82
                                                            ------------------    ------------------
                                                            ------------------    ------------------
Total return                                                        14.51%                16.39%
Ratio to average net assets
  Interest income                                                    3.91%                 3.21%
  Expenses, including 5.76% and 6.81% of incentive fees             15.28%                16.53%

                        WORLD MONITOR TRUST II--SERIES E
                          (a Delaware Business Trust)
      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

   Series E commenced operations on April 6, 2000 with gross proceeds of $5,157,459 allocated to commodities trading. Additional contributions raised through the continuous offering for the period from April 6, 2000 (commencement of operations) to September 28, 2001 resulted in additional proceeds to Series E of $3,667,585. Additional limited interests of Series E will continue to be offered on a weekly basis at the net asset value per Interest until the subscription maximum is sold.

   Limited interests in Series E may be redeemed on a weekly basis, but are subject to a redemption fee if transacted within one year of the effective date of purchase. Redemptions of limited interests for Year To Date 2001, Third Quarter 2001 and for the period from April 6, 2000 (commencement of operations) to September 28, 2001 totalled $1,833,624, $583,370 and $2,636,035, respectively. Since inception, the only redemptions of general interests occurred during Second Quarter 2001 totalling $19,576. Additionally, Interests owned in any series of World Monitor Trust II (Series D, E or F) may be exchanged, without any charge, for Interests of one or more other series of World Monitor Trust II on a weekly basis for as long as Interests in those series are being offered to the public. Future contributions, redemptions and exchanges will impact the amount of funds available for investment in commodity contracts in subsequent periods.

   At September 28, 2001, 100% of Series E's net assets were allocated to commodities trading. A significant portion of the net assets is held in cash which is used as margin for trading in commodities. Inasmuch as the sole business of Series E is to trade in commodities, Series E continues to own such liquid assets to be used as margin. PSI credits Series E with interest income on 100% of its average daily equity maintained in cash in its accounts with PSI during each month at the 13-week Treasury bill discount rate. This rate is determined weekly by PSI and represents the rate awarded to all bidders during each week's auction of 13-week Treasury bills.

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

Results of Operations

   After the attacks of September 11th, the Managing Owner contacted Series E's trading advisor who reported that there was no material disruption to its ability to follow its trading systems and to function normally. Additionally, there was no material disruption to the Managing Owner's ability to maintain operations and perform its functions as a result of the tragic events.

   The net asset value per Interest as of September 28, 2001 was $137.82, an increase of 14.51% from the December 31, 2000 net asset value per Interest of $120.36 and an increase of 16.39% from the June 29, 2001 net asset value per Interest of $118.41. Past performance is not necessarily indicative of future results.

   Series E's gross trading gains (losses) were approximately $1,594,000 and $1,382,000 during Year To Date 2001 and Third Quarter 2001, respectively, compared to $(296,000) and $211,000 for Year To Date 2000 and Third Quarter 2000, respectively. Due to the nature of Series E's trading activities, a period to period comparison of its trading results is not meaningful. However, a detailed discussion of Series E's Third Quarter 2001 trading results is presented below.

Quarterly Market Overview

   The pace of global economic activity remained slow throughout the third quarter of 2001. Weakened business expenditure and efforts to reduce inventory resulted in decreased manufacturing activity. Labor demand declined in most sectors and the unemployment rate edged up to 4.9% in August. After a period of strength, the U.S. dollar fell against most major foreign currencies, particularly the Japanese yen, the euro and the Swiss franc. Global equity markets fell throughout most of the quarter while short- and long-term interest rates declined pushing bond prices higher. Consumer spending weakened slightly, but generally remained strong through most of the quarter, supported in part by low mortgage rates, tax rebates, declining energy prices and widespread discounting of retail prices. Consumer confidence remained at moderately favorable levels during the first two months of the quarter and helped moderate economic weakness. Growth in many foreign industrial economies, including Japan and much of Europe, weakened during the third quarter as well. Financial conditions deteriorated markedly in Argentina and many other developing countries.

   The terrorist attacks of September 11th further weakened the sluggish U.S. and global economies. Equity markets throughout the world plunged in the week following the attacks. The Dow Jones industrial average suffered its worst percentage loss since the Great Depression due to uncertainty about how the economy would perform as a result of these attacks and other threats of terrorism. U.S. equity indices recovered somewhat at the end of September as interest rate cuts by the U.S. Federal Reserve and fiscal stimuli by Congress combined to help fuel an economic rebound. Global equity markets followed suit rebounding from earlier lows as well.

   The U.S. dollar's downward trend against many foreign currencies accelerated after September 11th. As a result of the attacks, many investors switched exposure from the U.S. dollar to other currencies such as the Swiss franc, British pound and euro, all of which rose against the U.S. dollar.

   U.S. and European interest rate instruments rose throughout most of the quarter as data indicated persistent weakness in the U.S. economy. The U.S. Federal Reserve lowered interest rates by 25 basis points in August in an effort to stimulate the economy. Interest rate instruments continued to rally in the wake of September 11th as the U.S. Federal Reserve moved to inject liquidity into the economy, cutting interest rates 50 basis points on September 17th to 3%. This move was soon followed by the Central Bank of Canada, the European Central Bank and the Swiss National Central Bank who also lowered their rates 0.50%.

   Energy prices began the quarter low, but peaked sharply immediately after the September 11th attacks amid worries of a potential interruption in supplies. Energy prices soon reversed course as concerns of decreased demand caused by a global economic recession outweighed fears of scarcity. Two weeks after the attacks, oil prices plunged more than 12% to a 22-month low of $23 a barrel. OPEC leaders announced that with prices within their $22 to $28 a barrel target, they see no need to alter output and assured that there will be no disruption in supplies.

Quarterly Performance of Series E

   The following is a summary of performance for the major sectors in which Series E traded:

   Interest rates (+): Long U.S., European and Australian bond positions resulted in gains throughout the quarter as many central banks lowered interest rates in an effort to boost weakening economies.

   Stock indices (+): The attacks on September 11th further weakened slowing global economies and declining equity markets. Short positions in the Tokyo TOPIX, Nikkei Dow and DAX indices resulted in gains for Series E.

   Metals (+): Short copper and aluminum positions resulted in gains as fears of a global economic recession and decreasing industrial production lowered prices of industrial commodities.

   Currencies (-): Long Japanese yen and long Japanese yen/British pound cross-rate positions resulted in losses as the Bank of Japan intervened to stop the recent appreciation of the yen in response to concerns regarding Japanese exports.

   Energies (-): Energy prices fell from their September 11th peak on concerns that demand will wane due to weakening global economies. Long crude oil and unleaded gas positions resulted in losses.

   Series E commenced trading operations on April 6, 2000, and as such, a comparison of Year To Date 2001 versus Year To Date 2000 operating results is not meaningful. Additionally, increases in commissions and other transaction fees and management fees during Third Quarter 2001 as compared to Third Quarter 2000 are primarily due to the effect of favorable trading performance during the fourth quarter of 2000 and contributions during 2001 on Series E's net asset values, offset, in part, by redemptions as further discussed below.

   Interest income is earned on the average daily equity maintained in cash with PSI at the 13-week Treasury bill discount rate and, therefore, varies weekly according to interest rates, trading performance, contributions and redemptions. Interest income was $197,000 and $148,000 for Year To Date 2001 and Year To Date 2000, respectively. Interest income decreased by $20,000 during Third Quarter 2001 as compared to Third Quarter 2000. The decrease, which was offset, in part, by higher overall net asset levels in Third Quarter 2001 versus Third Quarter 2000 as discussed above, was primarily due to lower overall interest rates during 2001 versus 2000.

   Commissions are calculated on Series E's net asset value at the end of each week and therefore, vary according to weekly trading performance, contributions and redemptions. Other transaction fees consist of National Futures Association, exchange and clearing fees as well as floor brokerage costs and give-up charges, which are based on the number of trades the trading advisor executes, as well as which exchange, clearing firm or bank on, or through, which the contract is traded. Commissions and other transaction fees for Year To Date 2001 and Year To Date 2000 were $331,000 and $160,000, respectively. Commissions and other transaction fees increased by $46,000 during Third Quarter 2001 as compared to Third Quarter 2000 primarily due to the increase in average net asset levels as discussed above.

   All trading decisions for Series E are made by Graham Capital Management, L.P. (the 'Trading Advisor'). Management fees are calculated on Series E's net asset value at the end of each week and therefore, are affected by weekly trading performance, contributions and redemptions. Management fees for Year To Date 2001 and Year To Date 2000 were $101,000 and $49,000, respectively. Management fees increased by $11,000 during Third Quarter 2001 as compared to Third Quarter 2000 due to the increase in average net asset levels as discussed above.

   Incentive fees are based on the 'New High Net Trading Profits' generated by the Trading Advisor, as defined in the advisory agreement among the Trust, the Managing Owner and the Trading Advisor. Incentive fees generated for Year To Date 2001 and Third Quarter 2001 were $290,000 and $121,000, respectively. No incentive fee was incurred during Year To Date 2000.

   General and administrative expenses were $48,000 and $38,000 for Year To Date 2001 and Year To Date 2000, respectively. General and administrative expenses during Third Quarter 2001 were relatively comparable to those during Third Quarter 2000. These expenses include reimbursement of costs incurred by the Managing Owner on behalf of Series E, in addition to accounting, audit, tax and legal fees as well as printing and postage costs related to reports sent to limited owners. The total amount of general and administrative expenses charged to Series E in any year is limited to 1.5% of its net asset value during such year (with a maximum of 0.5% attributable to other than legal and audit expenses). Because applicable expenses exceeded these limits, a portion of these expenses have been borne by the Managing Owner and its affiliates.

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

WORLD MONITOR TRUST II--SERIES E

By: Prudential Securities Futures Management
Inc.A Delaware corporation, Managing Owner

     By: /s/ Steven Carlino                       Date: November 9, 2001
     ----------------------------------------
     Steven Carlino
     Vice President and Treasurer