Form 10-Q
period 2002-05-13
WORLD MONITOR TRUST II SERIES E
filed 2002-05-13
CIK 1090701

<doc- hghsess=1>

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended March 29, 2002

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
--------------------------------------------------------------------------------
(State or other jurisdiction of                 (I.R.S. Employer Identification
incorporation or organization)                  No.)

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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                        March 29,       December 31,
                                                                          2002              2001
----------------------------------------------------------------------------------------------------
ASSETS
Cash                                                                   $ 9,944,906       $8,838,511
Net unrealized gain on open futures contracts                              320,204          255,757
Accrued interest receivable                                                    984               --
Subscriptions receivable                                                        --            5,000
                                                                      -------------     ------------
Total assets                                                           $10,266,094       $9,099,268
                                                                      -------------     ------------
                                                                      -------------     ------------
LIABILITIES AND TRUST CAPITAL
Liabilities
Commissions and other transaction fees payable                         $    59,235       $   45,475
Accrued expenses payable                                                    51,796           61,754
Management fees payable                                                     18,983           14,408
Unrealized loss on open forward contracts                                    4,794            9,674
Redemptions payable                                                             --           60,681
Incentive fees payable                                                          --           13,466
                                                                      -------------     ------------
Total liabilities                                                          134,808          205,458
                                                                      -------------     ------------
Commitments
Trust capital
Limited interests (82,092.725 and 67,965.112 interests
  outstanding)                                                           9,997,328        8,787,237
General interests (1,100.000 and 824.300 interests outstanding)            133,958          106,573
                                                                      -------------     ------------
Total trust capital                                                     10,131,286        8,893,810
                                                                      -------------     ------------
Total liabilities and trust capital                                    $10,266,094       $9,099,268
                                                                      -------------     ------------
                                                                      -------------     ------------
Net asset value per limited and general interest ('Interests')         $    121.78       $   129.29
                                                                      -------------     ------------
                                                                      -------------     ------------
----------------------------------------------------------------------------------------------------
         The accompanying notes are an integral part of these statements.

                        WORLD MONITOR TRUST II--SERIES E
                          (a Delaware Business Trust)
                       Condensed Schedules of Investments
                                  (Unaudited)

                                                  March 29, 2002                    December 31, 2001
                                         --------------------------------    --------------------------------
                                         Net Unrealized                      Net Unrealized
                                          Gain (Loss)                         Gain (Loss)
                                           as a % of       Net Unrealized      as a % of       Net Unrealized
Futures and Forward Contracts            Trust Capital      Gain (Loss)      Trust Capital      Gain (Loss)
-------------------------------------------------------------------------------------------------------------
Futures contracts purchased:
  Stock indices                                              $   11,143                          $       --
  Interest rates                                                 13,970                               4,010
  Currencies                                                     40,345                             250,488
  Commodities                                                   117,835                              51,792
                                                           --------------                      --------------
     Net unrealized gain on futures
     contracts purchased                       1.81%            183,293            3.44%            306,290
                                                           --------------                      --------------
Futures contracts sold:
  Interest rates                                                105,420                               9,798
  Stock indices                                                  34,205                             (12,058)
  Currencies                                                     (1,345)                            165,385
  Commodities                                                    (1,369)                           (213,658)
                                                           --------------                      --------------
     Net unrealized gain (loss) on
     futures contracts sold                    1.35%            136,911           (0.56)            (50,533)
                                             ------        --------------        ------        --------------
     Net unrealized gain on futures
     contracts                                 3.16%         $  320,204            2.88%         $  255,757
                                             ------        --------------        ------        --------------
                                             ------        --------------        ------        --------------

Forward currency contracts purchased:
     Unrealized loss on forward
     contracts                                (0.05)%        $   (4,794)          (0.11)%        $   (9,674)
                                             ------        --------------        ------        --------------
                                             ------        --------------        ------        --------------

Settlement Currency--Futures Contracts
  British pound                                0.18%         $   18,098            0.41%         $   36,181
  Japanese yen                                (0.29)            (29,150)           2.30             205,027
  Swedish krona                                0.02               2,859           (0.01)             (1,090)
  U.S. dollar                                  2.25             227,565            0.18              15,639
  Swiss francs                                (0.25)            (25,712)             --                  --
  Australian dollars                           0.33              32,948              --                  --
  Euro                                         0.87              87,762              --                  --
  Hong Kong dollars                            0.05               5,834              --                  --
                                             ------        --------------        ------        --------------
     Total                                     3.16%            320,204            2.88%         $  255,757
                                             ------        --------------        ------        --------------
                                             ------        --------------        ------        --------------

Settlement Currency--Forward Contracts
  U.S. dollar                                 (0.05)%            (4,794)          (0.11)%        $   (9,674)
                                             ------        --------------        ------        --------------
                                             ------        --------------        ------        --------------
-------------------------------------------------------------------------------------------------------------
           The accompanying notes are an integral part of these statements.

                        WORLD MONITOR TRUST II--SERIES E
                          (a Delaware Business Trust)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                             For the period from     For the period from
                                                             January 1, 2002 to      January 1, 2001 to
                                                               March 29, 2002          March 30, 2001
--------------------------------------------------------------------------------------------------------
REVENUES
Net realized gain (loss) on commodity transactions               $  (498,639)            $ 1,041,516
Change in net unrealized gain/loss on open commodity
  positions                                                           69,327                (114,341)
Interest income                                                       40,367                  75,217
                                                             -------------------     -------------------
                                                                    (388,945)              1,002,392
                                                             -------------------     -------------------
EXPENSES
Commissions and other transaction fees                               148,010                  98,586
Management fees                                                       46,399                  30,833
Incentive fees                                                            --                 169,806
General and administrative                                            31,081                  30,356
                                                             -------------------     -------------------
                                                                     225,490                 329,581
General and administrative expenses borne by the Managing
  Owner and its affiliates                                            (6,572)                 (7,143)
                                                             -------------------     -------------------
Net expenses                                                         218,918                 322,438
                                                             -------------------     -------------------
Net income (loss)                                                $  (607,863)            $   679,954
                                                             -------------------     -------------------
                                                             -------------------     -------------------
ALLOCATION OF NET INCOME (LOSS)
Limited interests                                                $  (599,617)            $   670,084
                                                             -------------------     -------------------
                                                             -------------------     -------------------
General interests                                                $    (8,246)            $     9,870
                                                             -------------------     -------------------
                                                             -------------------     -------------------
NET INCOME (LOSS) PER WEIGHTED AVERAGE LIMITED AND
  GENERAL INTEREST
Net income (loss) per weighted average limited and
  general interest                                               $     (8.06)            $     13.32
                                                             -------------------     -------------------
                                                             -------------------     -------------------
Weighted average number of limited and general interests
  outstanding                                                         75,387                  51,048
                                                             -------------------     -------------------
                                                             -------------------     -------------------
--------------------------------------------------------------------------------------------------------

                     STATEMENT OF CHANGES IN TRUST CAPITAL
                                  (Unaudited)

                                                               LIMITED        GENERAL
                                             INTERESTS        INTERESTS      INTERESTS        TOTAL
------------------------------------------------------------------------------------------------------
Trust capital--December 31, 2001              68,789.412     $ 8,787,237     $106,573      $ 8,893,810
Contributions                                 15,773.490       1,984,560       35,631        2,020,191
Net income                                                      (599,617)      (8,246 )       (607,863)
Redemptions                                   (1,370.177)       (174,852)          --         (174,852)
                                            ------------     -----------     ---------     -----------
Trust capital--March 29, 2002                 83,192.725     $ 9,997,328     $133,958      $10,131,286
                                            ------------     -----------     ---------     -----------
                                            ------------     -----------     ---------     -----------
------------------------------------------------------------------------------------------------------
         The accompanying notes are an integral part of these statements.

                        WORLD MONITOR TRUST II--SERIES E
                          (a Delaware Business Trust)
                         NOTES TO FINANCIAL STATEMENTS
                                 March 29, 2002
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of Prudential Securities Futures Management Inc. (the 'Managing Owner'), the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of World Monitor Trust II--Series E ('Series E') as of March 29, 2002 and the results of its operations for the periods from January 1, 2002 to March 29, 2002 ('First Quarter 2002') and January 1, 2001 to March 30, 2001 ('First Quarter 2001'). However, the operating results for the interim periods may not be indicative of the results expected for a full year.

   Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in Series E's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2001.

   Certain balances from 2001 have been reclassified to conform with the current financial statement presentation.

B. Related Parties

   The Managing Owner of Series E is a wholly-owned subsidiary of Prudential Securities Incorporated ('PSI'), which, in turn, is an indirect wholly-owned subsidiary of Prudential Financial, Inc. Series E reimburses the Managing Owner or its affiliates for services they perform for Series E, which include, but are not limited to: brokerage services; accounting and financial management; registrar, transfer and assignment functions; investor communications; printing and other administrative services. However, to the extent that general and administrative expenses exceed 1.5% of Series E's net asset value during the year (with a maximum of 0.5% attributable to other than legal and audit expenses) such amounts will be borne by the Managing Owner and its affiliates. Because general and administrative expenses exceeded such limitations, a portion of the expenses related to services the Managing Owner performed for Series E, other than brokerage services, during First Quarter 2002 and First Quarter 2001 have been borne by the Managing Owner and its affiliates. Additionally, PSI or its affiliates paid the costs of organizing Series E and continue to pay the costs of offering its limited interests.

   The expenses incurred by Series E for services performed by the Managing Owner and its affiliates for Series E were:

                                                     First Quarter 2002       First Quarter 2001
                                                     -------------------      -------------------
     Commissions                                          $ 139,364                $  92,097
     General and administrative                              16,552                   19,151
                                                     -------------------      -------------------
                                                            155,916                  111,248
     General and administrative expenses borne by
       the Managing Owner and its affiliates                 (6,572)                  (7,143)
                                                     -------------------      -------------------
                                                          $ 149,344                $ 104,105
                                                     -------------------      -------------------
                                                     -------------------      -------------------

   Expenses payable to the Managing Owner and its affiliates as of March 29, 2002 and December 31, 2001 were $15,139 and $9,058, respectively.

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

   As of March 29, 2002, a non-U.S. affiliate of the Managing Owner owned 54.284 limited interests of Series E.

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

Market risk

   Trading in futures and forward contracts (including foreign exchange) involves entering into contractual commitments to purchase or sell a particular commodity at a specified date and price. The gross or face amount of the contracts, which is typically many times that of Series E's net assets being traded, significantly exceeds Series E's future cash requirements since Series E intends to close out its open positions prior to settlement. As a result, Series E is generally subject only to the risk of loss arising from the change in the value of the contracts. As such, Series E considers the 'fair value' of its derivative instruments to be the net unrealized gain or loss on the contracts. The market risk associated with Series E's commitments to purchase commodities is limited to the gross or face amount of the contracts held. However, when Series E enters into a contractual commitment to sell commodities, it must make delivery of the underlying commodity at the contract price and then repurchase the contract at prevailing market prices. Since the repurchase price to which a commodity can rise is unlimited, entering into commitments to sell commodities exposes Series E to unlimited risk.

   Market risk is influenced by a wide variety of factors including government programs and policies, political and economic events, the level and volatility of interest rates, foreign currency exchange rates, the diversification effects among the derivative instruments Series E holds and the liquidity and inherent volatility of the markets in which Series E trades.

Credit risk

   When entering into futures or forward contracts, Series E is exposed to credit risk that the counterparty to the contract will not meet its obligations. The counterparty for futures contracts traded on United States and most foreign futures exchanges is the clearinghouse associated with the particular exchange. In general, clearinghouses are backed by their corporate members who are required to share any financial burden resulting from the nonperformance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearinghouse is not backed by the clearing members (i.e., some foreign exchanges), it is normally backed by a consortium of banks or other financial institutions. On the other hand, the sole counterparty to Series E's forward transactions is PSI, Series E's commodity broker. Series E has entered into a master netting agreement with PSI and, as a result, presents unrealized gains and losses on open forward positions as a net amount in the statements of financial condition. The amount at risk associated with counterparty nonperformance of all of Series E's contracts is the net unrealized gain included in the statements of financial condition. There can be no assurance that any counterparty, clearing member or clearinghouse will meet its obligations to Series E.

   The Managing Owner attempts to minimize both credit and market risks by requiring Series E and its trading advisor to abide by various trading limitations and policies. The Managing Owner monitors compliance with these trading limitations and policies which include, but are not limited to, executing and clearing all trades with creditworthy counterparties; limiting the amount of margin or premium required for any one commodity or all commodities combined; and generally limiting transactions to contracts which are traded in sufficient volume to permit the taking and liquidating of positions. Additionally, pursuant to the advisory agreement among Series E, the Managing Owner and the trading advisor, Series E shall automatically terminate the trading advisor if the net asset value allocated to the trading advisor declines by

40% from the value at the beginning of any year or since the commencement of trading activities. Furthermore, the Second Amended and Restated Declaration of Trust and Trust Agreement of World Monitor Trust II provides that Series E will liquidate its positions, and eventually dissolve, if Series E experiences a decline in the net asset value of 50% from the value at the beginning of any year or since the commencement of trading activities. In each case, the decline in net asset value is after giving effect for distributions, contributions and redemptions. The Managing Owner may impose additional restrictions (through modifications of trading limitations and policies) upon the trading activities of the trading advisor as it, in good faith, deems to be in the best interests of Series E.

   PSI, when acting as Series E's futures commission merchant in accepting orders for the purchase or sale of domestic futures contracts, is required by Commodity Futures Trading Commission ('CFTC') regulations to separately account for and segregate as belonging to Series E all assets of Series E relating to domestic futures trading and is not allowed to commingle such assets with other assets of PSI. At March 29, 2002, such segregated assets totalled $2,367,652.
Part 30.7 of the CFTC regulations also requires PSI to secure assets of Series E related to foreign futures trading which totalled $7,897,458 at March 29, 2002. There are no segregation requirements for assets related to forward trading.

   As of March 29, 2002, Series E's open futures and forward contracts generally mature within one year, although certain interest rate futures contracts have maturities as distant as September 2003.

D. Financial Highlights

                                                            First Quarter 2002     First Quarter 2001
                                                            -------------------    -------------------
Performance per Interest
  Net asset value, beginning of period                            $129.29                $120.36
                                                            -------------------    -------------------
  Net realized gain (loss) and change in net unrealized
     gain/loss on commodity transactions                            (5.16)                 17.96
  Interest income                                                     .53                   1.48
  Net expenses                                                      (2.88)                 (6.28)
                                                            -------------------    -------------------
  Net increase (decrease) for the period                            (7.51)                 13.16
                                                            -------------------    -------------------
  Net asset value, end of period                                  $121.78                $133.52
                                                            -------------------    -------------------
                                                            -------------------    -------------------
Total return                                                        (5.81)%                10.93%
Ratio to average net assets (annualized)
  Interest income                                                    1.58%                  4.84%
  Net expenses, including 10.93% of incentive fees during
     First Quarter 2001                                              8.53%                 20.75%

These financial highlights represent the overall results of Series E during First Quarter 2002 and First Quarter 2001. An individual limited owner's actual results may differ depending on the timing of contributions and redemptions.

                        WORLD MONITOR TRUST II--SERIES E
                          (a Delaware Business Trust)
      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

   Series E commenced operations on April 6, 2000 with gross proceeds of $5,157,459 allocated to commodities trading. Additional contributions raised through the continuous offering during First Quarter 2002 and for the period from April 6, 2000 (commencement of operations) to March 29, 2002 resulted in additional proceeds to Series E of $2,020,191 and $7,619,823, respectively. Additional limited interests of Series E will continue to be offered on a weekly basis at the net asset value per Interest until the subscription maximum of $50,000,000 is sold.

   Limited interests in Series E may be redeemed on a weekly basis but are subject to a redemption fee if transacted within one year of the effective date of purchase. Redemptions of limited interests for First Quarter 2002 and for the period from April 6, 2000 (commencement of operations) to March 29, 2002 totalled $174,852, and $3,594,879, respectively. Since inception, the only redemptions of general interests occurred during Second Quarter 2001 totalling $19,576. Additionally, Interests owned in any series of World Monitor Trust II (Series D, E or F) may be exchanged, without any charge, for Interests of one or more other series of World Monitor Trust II on a weekly basis for as long as Interests in those series are being offered to the public. Future contributions, redemptions and exchanges will impact the amount of funds available for investment in commodity contracts in subsequent periods.

   At March 29, 2002, 100% of Series E's net assets were allocated to commodities trading. A significant portion of the net assets is held in cash which is used as margin for trading in commodities. Inasmuch as the sole business of Series E is to trade in commodities, Series E continues to own such liquid assets to be used as margin. PSI credits Series E with interest income on 100% of its average daily equity maintained in cash in its accounts with PSI during each month at the 13-week Treasury bill discount rate.

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

Results of Operations

   The net asset value per Interest as of March 29, 2002 was $121.78, a decrease of 5.81% from the December 31, 2001 net asset value per Interest of $129.29. Past performance is not necessarily indicative of future results.

   Series E's gross trading gains (losses) were approximately $(429,000) and $927,000 during First Quarter 2002 and First Quarter 2001, respectively. Due to the nature of Series E's trading activities, a period to period comparison of its trading results is not meaningful. However, a detailed discussion of Series E's First Quarter 2002 trading results is presented below.

Quarterly Market Overview

   While the first quarter of 2002 was generally characterized by continued weakness in global economies, there was definite evidence of economic recovery. The combination of post September 11th economic activity, infusions of government spending and unseasonably warm weather helped jumpstart the economy during the first quarter. Jobless claims moderated to levels that suggested that the labor market was no longer contracting, manufacturing activity increased slightly and consumer spending and housing activity remained stable, helping the economy achieve a 5.8% growth rate for the quarter. U.S. economic recovery helped boost global growth, but to a lesser extent than in the U.S. The U.K.'s economy expanded by 0.1% during the first quarter while economic activity in Europe and Canada remained stable. The Japanese economy remained weak.

   Global bond markets trended lower through most of the first quarter amid growing prospects for imminent interest rate hikes by central banks. In the U.S., interest rates rose towards the end of the quarter in response to stronger than expected economic data and indications that the Federal Reserve (the 'Fed') would lean towards increasing rates in the near future. The Fed kept rates unchanged at 1.75% during its two meetings this quarter, a marked change from the eleven rate decreases in 2001. Additionally, the Fed shifted its perception of the economy's 'balance of risks' from 'economic weakness' to 'balanced' during the March 19th meeting. This reinforced comments made by Alan Greenspan, the Fed's Chairman, during his congressional testimony where he stated that recent evidence suggests an economic expansion is under way. European and Australian interest rate instruments fell as well amid indications that the global recession is showing signs of abatement. Conversely, Japanese interest rates declined as a result of weak economic data in Japan despite the short-term rise in the stock market.

   Equity indices began the quarter choppily due to a continuing weak economy and concerns about balance sheet reporting and accounting irregularities. Stock markets climbed towards mid-quarter as a result of positive data and hopes of an economic recovery. U.S. stock markets moved upward as a result of Fed Chairman Alan Greenspan's testimony to Congress that economic expansion was well under way. Despite continued weakness in the Japanese economy, the Nikkei rallied in March to its highest level since August.

   In foreign exchange markets, the U.S. dollar remained strong against most major foreign currencies as the U.S. economy exhibited signs of recovery. The Japanese yen started the quarter down against the U.S. dollar, but rose towards quarter-end as a result of a rally in the Japanese stock market and investors repatriating capital in anticipation of Japan's March 31st fiscal year-end. Most European currencies and the euro were weak early in the quarter but rallied in March amid hopes of an economic recovery.

   Energy markets were volatile at the beginning of the quarter but rose toward quarter-end as the escalating conflict in the Middle East prompted fears of an interruption in supplies. This, together with hopes for increased U.S. energy demand due to a recovering economy, reinforced the normal seasonal upward pressure on energy prices. In particular, crude oil reached a six-month high at the end of the quarter as the conflict in the Middle East gained momentum. Expectations for colder March weather, together with concerns regarding the safety of nuclear power plants, helped drive prices higher.

Quarterly Performance of Series E

   The following is a summary of performance for the major sectors in which Series E traded:

   Stock indices (-): Short positions in the Nikkei Dow, Euro DAX, S&P 500 and Topix resulted in losses as equity indices rose amid optimism regarding an economic recovery.

   Interest rates (-): Global bond markets fell on prospects of economic growth and news in March that the U.S. Federal Reserve shifted their view on the economy from weak to neutral. Long positions in U.S. and Japanese bonds incurred losses.

   Energies (-): Energy prices rose as the conflict in the Middle East intensified resulting in losses for short crude oil, gas oil and unleaded gasoline positions.

   Grains (-): Short wheat positions resulted in losses as wheat prices rose buoyed by speculation of decreased supply for this season.

   Metals (-): Base metals climbed as global economic activity showed signs of recovery. Short positions in aluminum and zinc resulted in losses.

   Currencies (+): Short Mexican Peso and Thai Baht/U.S. dollar cross-rate positions resulted in gains as these currencies fell against the U.S. dollar due to fear of uncertainty in emerging market economies.

   Softs (+): Short sugar positions resulted in gains as prices fell on news that the Brazilian sugar crop would be larger than expected.

   Increases in commissions and other transaction fees and management fees during First Quarter 2002 as compared to First Quarter 2001 are primarily due to the effect of contributions during 2001 and First Quarter 2002 on Series E's weekly net asset values offset, in part, by redemptions as well as unfavorable trading performance during First Quarter 2002, as further discussed below.

   Interest income is earned on the average daily equity maintained in cash with PSI at the 13-week Treasury bill discount rate and, therefore, varies weekly according to interest rates, trading performance, contributions and redemptions. Interest income decreased $35,000 during First Quarter 2002 as compared to First Quarter 2001 due to lower overall interest rates during First Quarter 2002 versus First Quarter 2001 offset, in part, by an increase in average net asset levels during First Quarter 2002 versus First Quarter 2001, as discussed above.

   Commissions are calculated on Series E's net asset value at the end of each week and, therefore, vary according to weekly trading performance, contributions and redemptions. Other transaction fees consist of National Futures Association, exchange and clearing fees as well as floor brokerage costs and give-up charges, which are based on the number of trades the trading advisor executes, as well as which exchange, clearing firm or bank on, or through, which the contract is traded. Commissions and other transaction fees increased $49,000 during First Quarter 2002 as compared to First Quarter 2001 due to the increase in average net asset levels as discussed above.

   All trading decisions for Series E are made by Graham Capital Management, L.P. (the 'Trading Advisor'). Management fees are calculated on Series E's net asset value at the end of each week and, therefore, are affected by weekly trading performance, contributions and redemptions. Management fees increased $16,000 during First Quarter 2002 as compared to First Quarter 2001 due to the increase in average net asset levels as discussed above.

   Incentive fees are based on the 'New High Net Trading Profits' generated by the Trading Advisor, as defined in the advisory agreement among Series E, the Managing Owner and the Trading Advisor. Incentive fees generated during First Quarter 2001 were $170,000. Series E did not incur an incentive fee during First Quarter 2002.

   General and administrative expenses were $31,000 and $30,000 for First Quarter 2002 and First Quarter 2001, respectively. These expenses include accounting, audit, tax and legal fees as well as printing and postage costs related to reports sent to limited owners, and are before reimbursement of costs incurred by the Managing Owner on behalf of Series E. To the extent that general and administrative expenses exceed 1.5% of Series E's net asset value during the year (with a maximum of 0.5% attributable to other than legal and audit expenses) such amounts are borne by the Managing Owner and its affiliates. Because applicable expenses exceeded these limits, a portion of these expenses has been borne by the Managing Owner and its affiliates, resulting in a net cost to Series E of $25,000 and $23,000 during First Quarter 2002 and 2001, respectively.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Information regarding quantitative and qualitative disclosures about market risk is not required pursuant to Item 305(e) of Regulation S-K.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings--There are no material legal proceedings pending by or against the Registrant or the Managing Owner

Item 2. Changes in Securities--The following table presents sales of unregistered interests (i.e. general interests) exempt from registration under Section 4(2) of the Securities Act of 1933 during the period from January 1, 2002 to March 29, 2002.

                                                          Amount of
                                               -------------------------------
                           Date of Sale        Interests sold    Cash received
                      --------------------------------------------------------
                      February 18, 2002             275.7           $35,631

Item 3. Defaults Upon Senior Securities--None

Item 4. Submission of Matters to a Vote of Security Holders--None

Item 5. Other Information--None

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits--

       3.1
       and
       4.1-- Second Amended and Restated Declaration of Trust and Trust
             Agreement of World Monitor Trust II dated as of March 28, 2002 (incorporated by reference to Exhibit 3.1 and 4.1 to Post-Effective Amendment No. 4 to Series E's Registration Statement on Form S-1, File No. 333-83015)

       4.2-- Form of Request for Redemption (incorporated by reference to Exhibit 4.2 to Post-Effective Amendment No. 4 to Series E's Registration Statement on Form S-1, File No. 333-83015)

       4.3-- Form of Exchange Request (incorporated by reference to
             Exhibit 4.3 to Post-Effective Amendment No. 4 to Series E's Registration Statement on Form S-1, File No.
             333-83015)

       4.4-- Form of Subscription Agreement (incorporated by reference to Exhibit 4.4 to Post-Effective Amendment No. 4 to Series E's Registration Statement on Form S-1, File No. 333-83015)

        (b) Reports on Form 8-K--None

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORLD MONITOR TRUST II--SERIES E

By: Prudential Securities Futures Management
Inc.A Delaware corporation, Managing Owner

     By: /s/ Barbara J. Brooks                    Date: May 13, 2002
     ----------------------------------------
     Barbara J. Brooks
     Chief Financial Officer