Form 10-Q
period 2002-06-28
WORLD MONITOR TRUST II SERIES E
filed 2002-08-12
CIK 1090701

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended June 28, 2002

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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                        June 28,        December 31,
                                                                          2002              2001
----------------------------------------------------------------------------------------------------
ASSETS
Cash                                                                   $13,479,343       $8,838,511
Net unrealized gain on open futures contracts                              846,048          255,757
Net unrealized gain on open forward contracts                               31,553               --
Accrued interest receivable                                                    688               --
Subscriptions receivable                                                        --            5,000
                                                                      -------------     ------------
Total assets                                                           $14,357,632       $9,099,268
                                                                      -------------     ------------
                                                                      -------------     ------------
LIABILITIES AND TRUST CAPITAL
Liabilities
Incentive fees payable                                                 $    67,776       $   13,466
Commissions and other transaction fees payable                              67,043           45,475
Redemptions payable                                                         54,380           60,681
Accrued expenses payable                                                    49,445           61,754
Management fees payable                                                     20,677           14,408
Unrealized loss on open forward contracts                                       --            9,674
                                                                      -------------     ------------
Total liabilities                                                          259,321          205,458
                                                                      -------------     ------------
Commitments
Trust capital
Limited interests (103,968.879 and 67,965.112 interests
  outstanding)                                                          13,910,995        8,787,237
General interests (1,400.000 and 824.300 interests outstanding)            187,316          106,573
                                                                      -------------     ------------
Total trust capital                                                     14,098,311        8,893,810
                                                                      -------------     ------------
Total liabilities and trust capital                                    $14,357,632       $9,099,268
                                                                      -------------     ------------
                                                                      -------------     ------------
Net asset value per limited and general interest ('Interests')         $    133.80       $   129.29
                                                                      -------------     ------------
                                                                      -------------     ------------
----------------------------------------------------------------------------------------------------
            The accompanying notes are an integral part of these statements.

                        WORLD MONITOR TRUST II--SERIES E
                          (a Delaware Business Trust)
                       Condensed Schedules of Investments
                                  (Unaudited)

                                                  June 28, 2002                     December 31, 2001
                                         --------------------------------    --------------------------------
                                         Net Unrealized                      Net Unrealized
                                          Gain (Loss)                         Gain (Loss)
                                           as a % of       Net Unrealized      as a % of       Net Unrealized
Futures and Forward Contracts            Trust Capital      Gain (Loss)      Trust Capital      Gain (Loss)
-------------------------------------------------------------------------------------------------------------
Futures contracts purchased:
  Interest rates                                              $402,338                           $    4,010
  Currencies                                                   257,674                              250,488
  Commodities                                                  102,127                               51,792
                                                           --------------                      --------------
     Net unrealized gain on futures
     contracts purchased                       5.40%           762,139             3.44%            306,290
                                                           --------------                      --------------
Futures contracts sold:
  Interest rates                                                    --                                9,798
  Stock indices                                                 73,107                              (12,058)
  Currencies                                                    15,475                              165,385
  Commodities                                                   (4,673)                            (213,658)
                                                           --------------                      --------------
     Net unrealized gain (loss) on
     futures contracts sold                    0.60%            83,909            (0.56)            (50,533)
                                             ------        --------------        ------        --------------
     Net unrealized gain on futures
     contracts                                 6.00%          $846,048             2.88%         $  255,757
                                             ------        --------------        ------        --------------
                                             ------        --------------        ------        --------------

Forward currency contracts purchased           0.08%          $ 11,512            (0.11)%        $   (9,674)

Forward currency contracts sold                0.14%            20,041               --                  --
                                             ------        --------------        ------        --------------
     Net unrealized gain (loss) on
     forward contracts                         0.22%          $ 31,553            (0.11)%        $   (9,674)
                                             ------        --------------        ------        --------------
                                             ------        --------------        ------        --------------

Settlement Currency--Futures Contracts
  British pound                                0.42%          $ 59,405             0.41%         $   36,181
  Japanese yen                                 0.43             60,773             2.30             205,027
  Swedish krona                                  --                 --            (0.01)             (1,090)
  U.S. dollar                                  4.06            572,694             0.18              15,639
  Swiss franc                                  0.48             68,041               --                  --
  Australian dollar                           (0.06)            (8,483)              --                  --
  Euro                                         0.39             55,065               --                  --
  Canadian dollar                              0.28             38,553               --                  --
                                             ------        --------------        ------        --------------
     Total                                     6.00%          $846,048             2.88%         $  255,757
                                             ------        --------------        ------        --------------
                                             ------        --------------        ------        --------------

Settlement Currency--Forward Contracts
  U.S. dollar                                  0.22%          $ 31,553            (0.11)%        $   (9,674)
                                             ------        --------------        ------        --------------
                                             ------        --------------        ------        --------------
-------------------------------------------------------------------------------------------------------------
       The accompanying notes are an integral part of these statements.

                        WORLD MONITOR TRUST II--SERIES E
                          (a Delaware Business Trust)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                              For the period from   For the period from   For the period from   For the period from
                              January 1, 2002 to    January 1, 2001 to     March 30, 2002 to     March 31, 2001 to
                                 June 28, 2002         June 29, 2001         June 28, 2002         June 29, 2001
-------------------------------------------------------------------------------------------------------------------
REVENUES
Net realized gain (loss) on
  commodity transactions          $   576,098            $ 916,760            $ 1,074,737            $(124,756)
Change in net unrealized
  gain/loss on open
  commodity positions                 631,518             (704,804)               562,191             (590,463)
Interest income                        89,803              140,391                 49,436               65,174
                              -------------------   -------------------   -------------------   -------------------
                                    1,297,419              352,347              1,686,364             (650,045)
                              -------------------   -------------------   -------------------   -------------------
EXPENSES
Commissions and other
  transaction fees                    339,239              212,590                191,229              114,004
Management fees                       104,896               65,432                 58,497               34,599
Incentive fees                         67,776              169,806                 67,776                   --
General and administrative             62,165               70,514                 31,084               40,158
                              -------------------   -------------------   -------------------   -------------------
                                      574,076              518,342                348,586              188,761
General and administrative
  expenses borne by the
  Managing Owner and its
  affiliates                          (10,471)             (41,104)                (3,899)             (33,961)
                              -------------------   -------------------   -------------------   -------------------
Net expenses                          563,605              477,238                344,687              154,800
                              -------------------   -------------------   -------------------   -------------------
Net income (loss)                 $   733,814            $(124,891)           $ 1,341,677            $(804,845)
                              -------------------   -------------------   -------------------   -------------------
                              -------------------   -------------------   -------------------   -------------------
ALLOCATION OF NET INCOME
  (LOSS)
Limited interests                 $   724,486            $(124,985)           $ 1,324,103            $(795,069)
                              -------------------   -------------------   -------------------   -------------------
                              -------------------   -------------------   -------------------   -------------------
General interests                 $     9,328            $      94            $    17,574            $  (9,776)
                              -------------------   -------------------   -------------------   -------------------
                              -------------------   -------------------   -------------------   -------------------
NET INCOME (LOSS) PER
  WEIGHTED AVERAGE LIMITED
  AND GENERAL INTEREST
Net income (loss) per
  weighted average limited
  and general interest            $      8.57            $   (2.29)           $     14.01            $  (13.90)
                              -------------------   -------------------   -------------------   -------------------
                              -------------------   -------------------   -------------------   -------------------
Weighted average number of
  limited and general
  interests outstanding                85,660               54,548                 95,756               57,888
                              -------------------   -------------------   -------------------   -------------------
                              -------------------   -------------------   -------------------   -------------------
-------------------------------------------------------------------------------------------------------------------

                     STATEMENT OF CHANGES IN TRUST CAPITAL
                                  (Unaudited)

                                                              LIMITED        GENERAL
                                            INTERESTS        INTERESTS      INTERESTS        TOTAL
-----------------------------------------------------------------------------------------------------
Trust capital--December 31, 2001             68,789.412     $ 8,787,237     $106,573      $ 8,893,810
Contributions                                43,933.318       5,286,213       71,415        5,357,628
Net income                                                      724,486        9,328          733,814
Redemptions                                  (7,353.851)       (886,941)          --         (886,941)
                                           ------------     -----------     ---------     -----------
Trust capital--June 28, 2002                105,368.879     $13,910,995     $187,316      $14,098,311
                                           ------------     -----------     ---------     -----------
                                           ------------     -----------     ---------     -----------
-----------------------------------------------------------------------------------------------------
          The accompanying notes are an integral part of these statements.

                        WORLD MONITOR TRUST II--SERIES E
                          (a Delaware Business Trust)
                         NOTES TO FINANCIAL STATEMENTS
                                 June 28, 2002
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of Prudential Securities Futures Management Inc. (the 'Managing Owner'), the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of World Monitor Trust II--Series E ('Series E') as of June 28, 2002 and the results of its operations for the periods from January 1, 2002 to June 28, 2002 ('Year-To-Date 2002'), January 1, 2001 to June 29, 2001 ('Year-To-Date 2001'),
March 30, 2002 to June 28, 2002 ('Second Quarter 2002') and March 31, 2001 to June 29, 2001 ('Second Quarter 2001'). However, the operating results for the interim periods may not be indicative of the results expected for a full year.

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

B. Related Parties

   The Managing Owner of Series E is a wholly-owned subsidiary of Prudential Securities Incorporated ('PSI'), which, in turn, is an indirect wholly-owned subsidiary of Prudential Financial, Inc. Series E reimburses the Managing Owner or its affiliates for services they perform for Series E, which include, but are not limited to: brokerage services; accounting and financial management; registrar, transfer and assignment functions; investor communications; printing and other administrative services. However, to the extent that general and administrative expenses exceed 1.5% of Series E's net asset value during the year (with a maximum of 0.5% attributable to other than legal and audit expenses) such amounts will be borne by the Managing Owner and its affiliates. Because general and administrative expenses exceeded such limitations, a portion of the expenses related to services the Managing Owner performed for Series E, other than brokerage services, during Year-To-Date 2002, Year-To-Date 2001, Second Quarter 2002 and Second Quarter 2001 have been borne by the Managing Owner and its affiliates. Additionally, PSI or its affiliates paid the costs of organizing Series E and continue to pay the costs of offering its limited interests.

   The expenses incurred by Series E for services performed by the Managing Owner and its affiliates for Series E were:

                                    Year-To-Date    Year-To-Date    Second Quarter    Second Quarter
                                        2002            2001             2002              2001
                                    ------------    ------------    --------------    --------------
   Commissions                        $315,092        $195,636         $175,728          $103,539
   General and administrative           33,103          47,677           16,551            28,526
                                    ------------    ------------    --------------    --------------
                                       348,195         243,313          192,279           132,065
   General and administrative
     expenses borne by the
     Managing Owner and its
     affiliates                        (10,471)        (41,104)          (3,899)          (33,961)
                                    ------------    ------------    --------------    --------------
                                      $337,724        $202,209         $188,380          $ 98,104
                                    ------------    ------------    --------------    --------------
                                    ------------    ------------    --------------    --------------

   Expenses payable to the Managing Owner and its affiliates (which are included in accrued expenses) as of June 28, 2002 and December 31, 2001 were $20,530 and $9,058, respectively.

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

   As of June 28, 2002, a non-U.S. affiliate of the Managing Owner owned 54.284 limited interests of Series E.

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

Credit risk

   When entering into futures or forward contracts, Series E is exposed to credit risk that the counterparty to the contract will not meet its obligations. The counterparty for futures contracts traded on United States and most foreign futures exchanges is the clearinghouse associated with the particular exchange. In general, clearinghouses are backed by their corporate members who are required to share any financial burden resulting from the nonperformance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearinghouse is not backed by the clearing members (i.e., some foreign exchanges), it is normally backed by a consortium of banks or other financial institutions. On the other hand, if Series E enters into forward transactions, the sole counterparty is PSI, Series E's commodity broker. Series E has entered into a master netting agreement with PSI and, as a result, when applicable, presents unrealized gains and losses on open forward positions as a net amount in the statements of financial condition. The amount at risk associated with counterparty nonperformance of all of Series E's contracts is the net unrealized gain included in the statements of financial condition; however, counterparty nonperformance on only certain of Series E's contracts may result in greater loss than nonperformance on all of Series E's contracts. There can be no assurance that any counterparty, clearing member or clearinghouse will meet its obligations to Series E.

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

   PSI, when acting as Series E's futures commission merchant in accepting orders for the purchase or sale of domestic futures contracts, is required by Commodity Futures Trading Commission ('CFTC') regulations to separately account for and segregate as belonging to Series E all assets of Series E relating to domestic futures trading and is not allowed to commingle such assets with other assets of PSI. At June 28, 2002, such segregated assets totalled $4,564,473.
Part 30.7 of the CFTC regulations also requires PSI to secure assets of Series E related to foreign futures trading which totalled $9,760,918 at June 28, 2002. There are no segregation requirements for assets related to forward trading.

   As of June 28, 2002, Series E's open futures and forward contracts generally mature within one year, although certain interest rate futures contracts have maturities as distant as December 2003.

D. Financial Highlights

                                    Year-To-Date    Year-To-Date    Second Quarter    Second Quarter
                                        2002            2001             2002              2001
                                    ------------    ------------    --------------    --------------
   Performance per Interest
     Net asset value, beginning
     of period                        $ 129.29        $ 120.36         $ 121.78          $ 133.52
                                    ------------    ------------    --------------    --------------
     Net realized gain (loss) and
        change in net unrealized
        gain/loss on commodity
        transactions                      9.84            4.35            15.00            (13.61)
     Interest income                      1.04            2.61             0.51              1.13
     Net expenses                        (6.37)          (8.91)           (3.49)            (2.63)
                                    ------------    ------------    --------------    --------------
     Net increase (decrease) for
        the period                        4.51           (1.95)           12.02            (15.11)
                                    ------------    ------------    --------------    --------------
     Net asset value, end of
        period                        $ 133.80        $ 118.41         $ 133.80          $ 118.41
                                    ------------    ------------    --------------    --------------
                                    ------------    ------------    --------------    --------------
   Total return                           3.49%          (1.62)%           9.87%           (11.32)%
   Ratio to average net assets (annualized)
     Interest income                      1.70%           4.30%            1.71%             3.82%
     Net expenses, including
        1.28%, 5.20%, 2.35% and
        0% of incentive fees
        during Year-To-Date 2002,
        Year-To-Date 2001, Second
        Quarter 2002 and Second
        Quarter 2001,
        respectively                     10.68%          14.62%           11.93%             9.07%

These financial highlights represent the overall results of Series E during Year-To-Date 2002, Year-To-Date 2001, Second Quarter 2002 and Second Quarter 2001. An individual limited owner's actual results may differ depending on the timing of contributions and redemptions.

                        WORLD MONITOR TRUST II--SERIES E
                          (a Delaware Business Trust)
      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

   Series E commenced operations on April 6, 2000 with gross proceeds of $5,157,459 allocated to commodities trading. Additional contributions raised through the continuous offering during Year-To-Date 2002, Second Quarter 2002 and for the period from April 6, 2000 (commencement of operations) to June 28, 2002 resulted in additional proceeds to Series E of $5,357,628, $3,337,437 and $10,957,260, respectively. Additional limited interests of Series E will continue to be offered on a weekly basis at the net asset value per Interest until the subscription maximum of $50,000,000 is sold.

   Limited interests in Series E may be redeemed on a weekly basis but are subject to a redemption fee if transacted within one year of the effective date of purchase. Redemptions of limited interests for Year-To-Date 2002, Second Quarter 2002 and for the period from April 6, 2000 (commencement of operations) to June 28, 2002 totalled $886,941, $712,089 and $4,306,968, respectively. Since inception, the only redemptions of general interests occurred during Second Quarter 2001 totalling $19,576. Additionally, Interests owned in any series of World Monitor Trust II (Series D, E or F) may be exchanged, without any charge, for Interests of one or more other series of World Monitor Trust II on a weekly basis for as long as Interests in those series are being offered to the public. Future contributions, redemptions and exchanges will impact the amount of funds available for investment in commodity contracts in subsequent periods.

   At June 28, 2002, 100% of Series E's net assets were allocated to commodities trading. A significant portion of the net assets was held in cash which was used as margin for trading in commodities. Inasmuch as the sole business of Series E is to trade in commodities, Series E continues to own such liquid assets to be used as margin. PSI credits Series E with interest income on 100% of its average daily equity maintained in cash in its accounts with PSI during each month at the 13-week Treasury bill discount rate.

   The commodities contracts are subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, commodity exchanges limit fluctuations in certain commodity futures contract prices during a single day by regulations referred to as 'daily limits.' During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract for a particular commodity has increased or decreased by an amount equal to the daily limit, positions in the commodity can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Commodity futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. Such market conditions could prevent Series E from promptly liquidating its commodity futures positions.

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

Results of Operations

   The net asset value per Interest as of June 28, 2002 was $133.80, an increase of 3.49% from the December 31, 2001 net asset value per Interest of $129.29 and an increase of 9.87% from the March 29, 2002 net asset value per Interest of $121.78. Past performance is not necessarily indicative of future results.

   Series E's gross trading gains (losses) were approximately $1,208,000, $212,000, $1,637,000 and $(715,000) during Year-To-Date 2002, Year-To-Date 2001,
Second Quarter 2002 and Second Quarter 2001, respectively. Due to the nature of Series E's trading activities, a period to period comparison of its trading results is not meaningful. However, a detailed discussion of Series E's Second Quarter 2002 trading results is presented below.

Quarterly Market Overview

   Despite reports by the Federal Reserve Board (the 'Fed') indicating that overall economic activity expanded at a moderate pace during the second quarter of 2002, investor sentiment remained bleak. Most major U.S. equity indices reached new lows as investor confidence worldwide was battered by reports of corporate leadership misconduct and accounting irregularities. Continued uncertainty in the Middle East and weaker than expected second quarter corporate earnings added to investor uncertainty. The U.S. dollar fell against most major foreign currencies during the quarter, while the price of interest rate instruments rose. In the U.S., residential real estate markets generally remained robust, but weakness persisted in most commercial markets. Retail sales were generally flat and labor markets remained weak. Consumer spending and manufacturing activity, which helped boost U.S. economic growth in previous quarters, remained stagnant at a relatively high level. Additionally, continued softness in the labor markets helped weaken consumer confidence. European and Asian economic activity mirrored that of the U.S., but to a lesser extent.

   Global equity markets moved sharply lower throughout the quarter as investor confidence collapsed in response to concerns about accounting transparency at some firms, heightened tension in the Middle East, and decreased corporate sales and profits. This resulted in investors re-evaluating their outlook for a near-term economic recovery. In the U.S., concerns that unannounced accounting problems will eliminate expected corporate profits continued to keep equity markets down. At quarter-end, the year-to-date returns for the S&P 500, the NASDAQ and the London FTSE were -14%, -25% and -10.75%, respectively.

   In bond markets, prices rose as interest rates fell in the U.S. on concerns regarding a weak economic recovery and declines in the equity markets. Additionally, declining equity markets led investors to switch allocations from equity markets to fixed income markets, which are perceived as the current safe haven for wealth. The Fed left interest rates unchanged at 1.75% in its two meetings this quarter, declaring that its economic outlook for the near future remained 'uncertain'. Other central banks, including the European Central Bank and the Bank of Japan, generally followed the lead of the Fed leaving rates unchanged and foreign bond markets rose as well.

   In foreign exchange markets, the U.S. dollar moved sharply lower against most major currencies throughout the quarter, falling to new lows against some currencies. Weak U.S. economic growth in relation to other economies and concerns regarding accounting irregularities in major U.S. corporations drove the dollar downward. Additionally, the decline in U.S. equity markets and investor confidence decreased the desire to hold U.S. assets driving the U.S. dollar lower against the euro, British pound, Swiss franc and Japanese yen.

   Gold and other precious metals soared throughout most of the quarter in response to weaknesses in the U.S. dollar and global equity markets and instability in the Middle East. Gold prices reversed at quarter-end as a result of profit taking by traders and sentiment that the U.S. dollar would be supported by U.S. and Japanese central banks.

Quarterly Performance of Series E

   The following is a summary of performance for the major sectors in which Series E traded:

   Currencies (+): Long Japanese yen, British pound, Australian dollar, Canadian dollar, euro and Swiss franc positions resulted in gains as a weak U.S. economy and falling equity markets caused the U.S. dollar to fall against these currencies.

   Indices (+): Short positions in the S&P 500, NASDAQ and euro DAX resulted in gains as equity indices fell amid concerns regarding U.S. economic recovery, accounting irregularities and weaker than expected corporate earnings.

   Grains (+): Gains resulted from short soybean meal positions as the commodity declined following a projected soybean supply increase by the U.S. Department of Agriculture.

   Energies (-): Energy prices declined amid increased U.S. supplies suggesting ample supply for the summer season and anticipation that Russia would discontinue output restrictions. Long crude oil, unleaded gas and natural gas positions incurred losses.

   Interest rates (-): Global bond markets rose as interest rates declined during the quarter in response to poor equity market performance. Short positions in U.S., British and European bonds incurred losses.

   Metals (-): Short aluminum, nickel and zinc positions incurred losses as industrial metals rallied on the back of output cuts in copper.

   Softs (-): Cotton rallied as news of excessive rain and unseasonably cold weather in China led to a reduction of the estimated cotton crop output. Short cotton positions incurred losses.

   Increases in commissions and other transaction fees and management fees during Year-To-Date 2002 as compared to Year-To-Date 2001 and Second Quarter 2002 as compared to Second Quarter 2001 are primarily due to the effect of contributions during 2001 and Year-To-Date 2002 on Series E's weekly net asset values offset, in part, by redemptions, as further discussed below.

   Interest income is earned on the average daily equity maintained in cash with PSI at the 13-week Treasury bill discount rate and, therefore, varies weekly according to interest rates, trading performance, contributions and redemptions. Interest income decreased $51,000 and $16,000 during Year-To-Date 2002 as compared to Year-To-Date 2001 and Second Quarter 2002 as compared to Second Quarter 2001, respectively. These declines were due to lower overall interest rates during 2002 versus 2001. The impact of lower overall interest rates was partially offset by the increase in average net asset levels as discussed above.

   Commissions are calculated on Series E's net asset value at the end of each week and, therefore, vary according to weekly trading performance, contributions and redemptions. Other transaction fees consist of National Futures Association, exchange and clearing fees as well as floor brokerage costs and give-up charges, which are based on the number of trades the trading advisor executes, as well as which exchange, clearing firm or bank on, or through, which the contract is traded. Commissions and other transaction fees increased $127,000 and $77,000 during Year-To-Date 2002 as compared to Year-To-Date 2001 and Second Quarter 2002 as compared to Second Quarter 2001, respectively, due to the increase in average net asset levels as discussed above.

   All trading decisions for Series E are made by Graham Capital Management, L.P. (the 'Trading Advisor'). Management fees are calculated on Series E's net asset value at the end of each week and, therefore, are affected by weekly trading performance, contributions and redemptions. Management fees increased $39,000 and $24,000 during Year-To-Date 2002 as compared to Year-To-Date 2001 and Second Quarter 2002 as compared to Second Quarter 2001, respectively, due to the increase in average net asset levels as discussed above.

   Incentive fees are based on the 'New High Net Trading Profits' generated by the Trading Advisor, as defined in the advisory agreement among Series E, the Managing Owner and the Trading Advisor. Incentive fees generated during Year-To-Date 2002, Year-To-Date 2001 and Second Quarter 2002 were $68,000, $170,000 and $68,000, respectively. Series E did not incur an incentive fee during Second Quarter 2001.

   General and administrative expenses were $62,000, $71,000, $31,000 and $40,000 for Year-To-Date 2002, Year-To-Date 2001, Second Quarter 2002 and Second Quarter 2001, respectively. These expenses include accounting, audit, tax and legal fees as well as printing and postage costs related to reports sent to limited owners, and are before reimbursement of costs incurred by the Managing Owner on behalf of Series E. To the extent that general and administrative expenses exceed 1.5% of Series E's net asset value during the year (with a maximum of 0.5% attributable to other than legal and audit expenses) such amounts are borne by the Managing Owner and its affiliates. Because applicable expenses exceeded these limits, a portion of these expenses has been borne by the Managing Owner and its affiliates, resulting in a net cost to Series E of $52,000, $29,000, $27,000 and $6,000 during Year-To-Date 2002, Year-To-Date
2001, Second Quarter 2002 and 2001, respectively.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Information regarding quantitative and qualitative disclosures about market risk is not required pursuant to Item 305(e) of Regulation S-K.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings--There are no material legal proceedings pending by or against the Registrant or the Managing Owner

Item 2. Changes in Securities--The following table presents sales of unregistered interests (i.e. general interests) exempt from registration under Section 4(2) of the Securities Act of 1933 during the period from January 1, 2002 to June 28, 2002.

                                                          Amount of
                                               -------------------------------
                           Date of Sale        Interests sold    Cash received
                      --------------------------------------------------------
                      February 18, 2002             275.7           $35,631
                      May 20, 2002                  300.0            35,784
                                                  -------        -------------
                           Total                    575.7           $71,415
                                                  -------        -------------
                                                  -------        -------------

Item 3. Defaults Upon Senior Securities--None

Item 4. Submission of Matters to a Vote of Security Holders--None

Item 5. Other Information--Effective May 2002, Steven Weinreb was elected by the Board of Directors of Prudential Securities Futures Management Inc. as Chief Financial Officer replacing Barbara Brooks.

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

       99.1-- Certificate pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the SARBANES-OXLEY Act of 2002 (filed herewith)

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

WORLD MONITOR TRUST II--SERIES E

By: Prudential Securities Futures Management Inc.
    A Delaware corporation, Managing Owner

     By: /s/ Steven Weinreb                       Date: August 12, 2002
     ----------------------------------------
     Steven Weinreb
     Chief Financial Officer