Form 10-Q
period 2002-09-27
WORLD MONITOR TRUST II SERIES E
filed 2002-11-12
CIK 1090701

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended September 27, 2002

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
--------------------------------------------------------------------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)

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

   Indicate by check CK whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _CK_ No ___

   Indicate by check CK whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes __ No _CK_

                         PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                        WORLD MONITOR TRUST II--SERIES E
                          (a Delaware Business Trust)

                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                      September 27,     December 31,
                                                                          2002              2001
----------------------------------------------------------------------------------------------------
ASSETS
Cash                                                                   $20,134,653       $8,838,511
Net unrealized gain on open futures contracts                              793,508          255,757
Accrued interest receivable                                                 28,222               --
Subscriptions receivable                                                        --            5,000
                                                                      -------------     ------------
Total assets                                                           $20,956,383       $9,099,268
                                                                      -------------     ------------
                                                                      -------------     ------------
LIABILITIES AND TRUST CAPITAL
Liabilities
Incentive fees payable                                                 $   852,812       $   13,466
Commissions and other transaction fees payable                              96,408           45,475
Accrued expenses payable                                                    65,606           61,754
Management fees payable                                                     31,482           14,408
Redemptions payable                                                          4,115           60,681
Unrealized loss on open forward contracts                                      140            9,674
                                                                      -------------     ------------
Total liabilities                                                        1,050,563          205,458
                                                                      -------------     ------------
Commitments
Trust capital
Limited interests (122,187.341 and 67,965.112 interests
  outstanding)                                                          19,680,316        8,787,237
General interests (1,400.000 and 824.300 interests outstanding)            225,504          106,573
                                                                      -------------     ------------
Total trust capital                                                     19,905,820        8,893,810
                                                                      -------------     ------------
Total liabilities and trust capital                                    $20,956,383       $9,099,268
                                                                      -------------     ------------
                                                                      -------------     ------------
Net asset value per limited and general interest ('Interests')         $    161.07       $   129.29
                                                                      -------------     ------------
                                                                      -------------     ------------
----------------------------------------------------------------------------------------------------

                  The accompanying notes are an integral part of these statements.

                        WORLD MONITOR TRUST II--SERIES E
                          (a Delaware Business Trust)

                       Condensed Schedules of Investments
                                  (Unaudited)

                                                September 27, 2002                  December 31, 2001
                                         --------------------------------    --------------------------------
                                         Net Unrealized                      Net Unrealized
                                          Gain (Loss)                         Gain (Loss)
                                           as a % of       Net Unrealized      as a % of       Net Unrealized
Futures and Forward Contracts            Trust Capital      Gain (Loss)      Trust Capital      Gain (Loss)

-------------------------------------------------------------------------------------------------------------
Futures contracts purchased:
  Interest rates                                              $340,130                           $    4,010
  Currencies                                                    43,659                              250,488
  Commodities                                                  324,642                               51,792
                                                           --------------                      --------------
     Net unrealized gain on futures
     contracts purchased                       3.56%           708,431             3.44%            306,290
                                                           --------------                      --------------
Futures contracts sold:
  Interest rates                                                    --                                9,798
  Stock indices                                                 65,480                              (12,058)
  Currencies                                                    20,400                              165,385
  Commodities                                                     (803)                            (213,658)
                                                           --------------                      --------------
     Net unrealized gain (loss) on
     futures contracts sold                    0.43             85,077            (0.56)            (50,533)
                                            -------        --------------        ------        --------------
     Net unrealized gain on futures
     contracts                                 3.99%          $793,508             2.88%         $  255,757
                                            -------        --------------        ------        --------------
                                            -------        --------------        ------        --------------
     Unrealized loss on forward
     currency contracts purchased              0.00%          $   (140)           (0.11)%        $   (9,674)
                                            -------        --------------        ------        --------------
                                            -------        --------------        ------        --------------

Settlement Currency--Futures Contracts
  British pound                                0.24%          $ 46,952             0.41%         $   36,181
  Japanese yen                                (0.03)            (6,739)            2.30             205,027
  Swedish krona                                  --                 --            (0.01)             (1,090)
  U.S. dollar                                  2.68            532,658             0.18              15,639
  Swiss franc                                  0.26             53,604               --                  --
  Australian dollar                            0.18             35,851               --                  --
  Euro                                         0.68            136,259               --                  --
  Hong Kong dollar                            (0.02)            (5,077)              --                  --
                                            -------        --------------        ------        --------------
     Total                                     3.99%          $793,508             2.88%         $  255,757
                                            -------        --------------        ------        --------------
                                            -------        --------------        ------        --------------

Settlement Currency--Forward Contracts
  U.S. dollar                                  0.00%          $   (140)           (0.11)%        $   (9,674)
                                            -------        --------------        ------        --------------
                                            -------        --------------        ------        --------------
-------------------------------------------------------------------------------------------------------------
                      The accompanying notes are an integral part of these statements.

                        WORLD MONITOR TRUST II--SERIES E
                          (a Delaware Business Trust)

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                             For the period       For the period       For the period       For the period
                                  from                 from                 from                 from
                           January 1, 2002 to   January 1, 2001 to    June 29, 2002 to     June 30, 2001 to
                           September 27, 2002   September 28, 2001   September 27, 2002   September 28, 2001
------------------------------------------------------------------------------------------------------------
REVENUES
Net realized gain on
  commodity transactions       $4,936,020           $1,479,130           $4,359,922           $  562,370
Change in net unrealized
  gain/loss on open
  commodity positions             547,285              114,808              (84,233)             819,612
Interest income                   167,324              197,202               77,521               56,811
                           ------------------   ------------------   ------------------   ------------------
                                5,650,629            1,791,140            4,353,210            1,438,793
                           ------------------   ------------------   ------------------   ------------------
EXPENSES
Commissions and other
  transaction fees                615,895              330,558              276,656              117,968
Management fees                   194,798              101,234               89,902               35,802
Incentive fees                    920,588              290,383              852,812              120,577
General and
  administrative                  104,092              105,983               41,927               35,469
                           ------------------   ------------------   ------------------   ------------------
                                1,835,373              828,158            1,261,297              309,816
General and
  administrative expenses
  borne by the Managing
  Owner and its
  affiliates                      (19,688)             (58,107)              (9,217)             (17,003)
                           ------------------   ------------------   ------------------   ------------------
Net expenses                    1,815,685              770,051            1,252,080              292,813
                           ------------------   ------------------   ------------------   ------------------
Net income                     $3,834,944           $1,021,089           $3,101,130           $1,145,980
                           ------------------   ------------------   ------------------   ------------------
                           ------------------   ------------------   ------------------   ------------------
ALLOCATION OF NET INCOME
Limited interests              $3,787,428           $1,004,996           $3,062,942           $1,129,981
                           ------------------   ------------------   ------------------   ------------------
                           ------------------   ------------------   ------------------   ------------------
General interests              $   47,516           $   16,093           $   38,188           $   15,999
                           ------------------   ------------------   ------------------   ------------------
                           ------------------   ------------------   ------------------   ------------------
NET INCOME PER WEIGHTED
  AVERAGE LIMITED AND
  GENERAL INTEREST
Net income per weighted
  average limited and
  general interest             $    40.32           $    18.28           $    27.17           $    19.57
                           ------------------   ------------------   ------------------   ------------------
                           ------------------   ------------------   ------------------   ------------------
Weighted average number
  of limited and general
  interests outstanding            95,122               55,848              114,131               58,564
                           ------------------   ------------------   ------------------   ------------------
                           ------------------   ------------------   ------------------   ------------------

------------------------------------------------------------------------------------------------------------

                     STATEMENT OF CHANGES IN TRUST CAPITAL
                                  (Unaudited)

                                                              LIMITED        GENERAL
                                            INTERESTS        INTERESTS      INTERESTS        TOTAL
-----------------------------------------------------------------------------------------------------
Trust capital--December 31, 2001             68,789.412     $ 8,787,237     $106,573      $ 8,893,810
Contributions                                69,545.172       9,116,626       71,415        9,188,041
Net income                                                    3,787,428       47,516        3,834,944
Redemptions                                 (14,747.243)     (2,010,975)          --       (2,010,975)
                                           ------------     -----------     ---------     -----------
Trust capital--September 27, 2002           123,587.341     $19,680,316     $225,504      $19,905,820
                                           ------------     -----------     ---------     -----------
                                           ------------     -----------     ---------     -----------

-----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements.

                        WORLD MONITOR TRUST II--SERIES E
                          (a Delaware Business Trust)

                         NOTES TO FINANCIAL STATEMENTS
                               September 27, 2002
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of Prudential Securities Futures Management Inc. (the 'Managing Owner'), the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of World Monitor Trust II--Series E ('Series E') as of September 27, 2002 and December 31, 2001 and the results of its operations for the periods from January 1, 2002 to September 27, 2002 ('Year-To-Date 2002'), January 1, 2001 to September 28, 2001 ('Year-To-Date 2001'), June 29, 2002 to September 27, 2002 ('Third Quarter 2002') and June 30, 2001 to September 28, 2001 ('Third Quarter 2001'). However, the operating results for the interim periods may not be indicative of the results expected for a full year.

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

B. Related Parties

   The Managing Owner of Series E is a wholly-owned subsidiary of Prudential Securities Incorporated ('PSI'), which, in turn, is an indirect wholly-owned subsidiary of Prudential Financial, Inc. Series E reimburses the Managing Owner or its affiliates for services they perform for Series E, which include, but are not limited to: brokerage services; accounting and financial management; registrar, transfer and assignment functions; investor communications; printing and other administrative services. However, to the extent that general and administrative expenses exceed 1.5% of Series E's net asset value during the year (with a maximum of 0.5% attributable to other than legal and audit expenses) such amounts will be borne by the Managing Owner and its affiliates. Because general and administrative expenses exceeded such limitations, a portion of the expenses related to services the Managing Owner performed for Series E, other than brokerage services, during Year-To-Date 2002, Year-To-Date 2001, Third Quarter 2002 and Third Quarter 2001 have been borne by the Managing Owner and its affiliates. Additionally, PSI or its affiliates paid the costs of organizing Series E and continue to pay the costs of offering its limited interests.

   The expenses incurred by Series E for services performed by the Managing Owner and its affiliates for Series E were:

                                    Year-To-Date    Year-To-Date    Third Quarter     Third Quarter
                                        2002            2001             2002              2001
                                    ------------    ------------    --------------    --------------
   Commissions                        $577,530        $302,940         $262,438          $107,304
   General and administrative           54,064          71,513           20,961            23,836
                                    ------------    ------------    --------------    --------------
                                       631,594         374,453          283,399           131,140
   General and administrative
     expenses borne by the
     Managing Owner and its
     affiliates                        (19,688)        (58,107)          (9,217)          (17,003)
                                    ------------    ------------    --------------    --------------
                                      $611,906        $316,346         $274,182          $114,137
                                    ------------    ------------    --------------    --------------
                                    ------------    ------------    --------------    --------------

   General and administrative expenses payable to the Managing Owner and its affiliates (which are included in accrued expenses) as of September 27, 2002 and December 31, 2001 were $21,921 and $9,058, respectively.

   All of the proceeds of the offering of Series E are received in the name of Series E and deposited in trading or cash accounts at PSI, Series E's commodity broker. Series E's assets are maintained with PSI or, for margin purposes, with the various exchanges on which Series E is permitted to trade. Series E receives interest income on 100% of its average daily equity maintained in its accounts with PSI during each month at the 13-week Treasury bill discount rate.

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

Credit risk

   When entering into futures or forward contracts, Series E is exposed to credit risk that the counterparty to the contract will not meet its obligations. The counterparty for futures contracts traded on United States and most foreign futures exchanges is the clearinghouse associated with the particular exchange. In general, clearinghouses are backed by their corporate members who are required to share any financial burden resulting from the nonperformance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearinghouse is not backed by the clearing members (i.e., some foreign exchanges), it is normally backed by a consortium of banks or other financial institutions. On the other hand, if Series E enters into forward transactions, the sole counterparty is PSI, Series E's commodity broker. Series E has entered into a master netting agreement with PSI and, as a result, when applicable, presents unrealized gains and losses on open forward positions as a net amount in the statements of financial condition. The amount at risk associated with counterparty nonperformance on all of Series E's contracts is the net unrealized gain included in the statements of financial condition; however, counterparty nonperformance on only certain of Series E's contracts may result in greater loss than nonperformance on all of Series E's contracts. There can be no assurance that any counterparty, clearing member or clearinghouse will meet its obligations to Series E.

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

   PSI, when acting as Series E's futures commission merchant in accepting orders for the purchase or sale of domestic futures contracts, is required by Commodity Futures Trading Commission ('CFTC') regulations to separately account for and segregate as belonging to Series E all assets of Series E relating to domestic futures trading and is not permitted to commingle such assets with other assets of PSI. At September 27, 2002, such segregated assets totalled $7,837,064. Part 30.7 of the CFTC regulations also requires PSI to secure assets of Series E related to foreign futures trading which totalled $13,091,097 at September 27, 2002. There are no segregation requirements for assets related to forward trading.

   As of September 27, 2002, Series E's open futures and forward contracts generally mature within one year, although certain interest rate futures contracts have maturities as distant as March 2004.

D. Financial Highlights

                                    Year-To-Date    Year-To-Date    Third Quarter     Third Quarter
                                        2002            2001             2002              2001
                                    ------------    ------------    --------------    --------------
   Performance per Interest
     Net asset value, beginning
     of period                        $ 129.29        $ 120.36         $ 133.80          $ 118.41
                                    ------------    ------------    --------------    --------------
     Net realized gain and change
        in net unrealized
        gain/loss on commodity
        transactions                     47.43           27.76            37.59             23.40
     Interest income                      1.72            3.58              .68              0.97
     Net expenses                       (17.37)         (13.88)          (11.00)            (4.96)
                                    ------------    ------------    --------------    --------------
     Net increase for the period         31.78           17.46            27.27             19.41
                                    ------------    ------------    --------------    --------------
     Net asset value, end of
        period                        $ 161.07        $ 137.82         $ 161.07          $ 137.82
                                    ------------    ------------    --------------    --------------
                                    ------------    ------------    --------------    --------------
   Total return                          24.58%          14.51%           20.38%            16.39%
   Ratio to average net assets
    (annualized)
     Interest income                      1.75%           3.91%            1.81%             3.21%
     Net expenses, including
        9.61%, 5.76%, 19.92% and
        6.81% of incentive fees
        during Year-To-Date 2002,
        Year-To-Date 2001, Third
        Quarter 2002 and Third
        Quarter 2001,
        respectively                     18.96%          15.28%           29.24%            16.53%

These financial highlights represent the overall results of Series E during Year-To-Date 2002, Year-To-Date 2001, Third Quarter 2002 and Third Quarter 2001. An individual limited owner's actual results may differ depending on the timing of contributions and redemptions.

                        WORLD MONITOR TRUST II--SERIES E
                          (a Delaware Business Trust)

      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

   Series E commenced operations on April 6, 2000 with gross proceeds of $5,157,459 allocated to commodities trading. Additional contributions raised through the continuous offering during Year-To-Date 2002, Third Quarter 2002 and for the period from April 6, 2000 (commencement of operations) to September 27, 2002 resulted in additional proceeds to Series E of $9,188,041, $3,830,413 and $14,787,673, respectively. Additional limited interests of Series E will continue to be offered on a weekly basis at the net asset value per Interest until the subscription maximum of $50,000,000 is sold.

   Limited interests in Series E may be redeemed on a weekly basis but are subject to a redemption fee if transacted within one year of the effective date of purchase. Redemptions of limited interests for Year-To-Date 2002, Third Quarter 2002 and for the period from April 6, 2000 (commencement of operations) to September 27, 2002 totalled $2,010,975, $1,124,034 and $5,431,002, respectively. Since inception, the only redemptions of general interests occurred during Second Quarter 2001 totalling $19,576. Additionally, Interests owned in any series of World Monitor Trust II (Series D, E or F) may be exchanged, without any charge, for Interests of one or more other series of World Monitor Trust II on a weekly basis for as long as Interests in those series are being offered to the public. Future contributions, redemptions and exchanges will impact the amount of funds available for investment in commodity contracts in subsequent periods.

   At September 27, 2002, 100% of Series E's net assets were allocated to commodities trading. A significant portion of the net assets was held in cash which was used as margin for trading in commodities. Inasmuch as the sole business of Series E is to trade in commodities, Series E continues to own such liquid assets to be used as margin. PSI credits Series E with interest income on 100% of its average daily equity maintained in its accounts with PSI during each month at the 13-week Treasury bill discount rate.

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

   Since Series E's business is to trade futures and forward contracts, its capital is at risk due to changes in the value of these contracts (market risk) or the inability of counterparties to perform under the terms of the contracts (credit risk). Series E's exposure to market risk is influenced by a number of factors including the volatility of interest rates and foreign currency exchange rates, the liquidity of the markets in which the contracts are traded and the relationships among the contracts held. The inherent uncertainty of Series E's speculative trading, as well as the development of drastic market occurrences, could result in monthly losses considerably beyond Series E's experience to date and could ultimately lead to a loss of all or substantially all of investors' capital. The Managing Owner attempts to minimize these risks by requiring Series E and its trading advisor to abide by various trading limitations and policies which include limiting margin amounts, trading only in liquid markets and permitting the use of stop loss provisions. See Note C to the financial statements for a further discussion of the credit and market risks associated with Series E's futures and forward contracts.

   Series E does not have, nor does it expect to have, any capital assets.

Results of Operations

   The net asset value per Interest as of September 27, 2002 was $161.07, an increase of 24.58% from the December 31, 2001 net asset value per Interest of $129.29 and an increase of 20.38% from the June 28, 2002 net asset value per Interest of $133.80. Past performance is not necessarily indicative of future results.

   Series E's trading gains before commissions and related fees were approximately $5,483,000, $1,594,000, $4,276,000 and $1,382,000 during
Year-To-Date 2002, Year-To-Date 2001, Third Quarter 2002 and Third Quarter 2001, respectively. Due to the nature of Series E's trading activities, a period to period comparison of its trading results is not meaningful. However, a detailed discussion of Series E's Third Quarter 2002 trading results is presented below.

Quarterly Market Overview

   Throughout the third quarter of 2002, household wealth continued to decrease as the result of pervasive declines in global equity markets and uncertainty regarding worldwide economies. As a result, U.S. consumer spending, which helped boost U.S. economic growth in the past, was adversely impacted. Additionally, the higher cost of equity capital, heightened degree of risk aversion and uncertainty regarding debt and equity markets further inhibited consumer and business investment worldwide. In the U.S., decreasing wealth stemming from losses on equities were offset, in part, by continuing increases in home equity values. Low mortgage interest rates remained a key factor in sustaining the housing market at a relatively elevated level. Fears of slowing global economies resulted in major declines in long-term interest rates and bond markets surged. Foreign economies followed the lead of the U.S. with persistent weakness evident in European, Asian and Latin American economies, particularly in Japan and Brazil.

   In the interest rate sector, negative economic news throughout the quarter coupled with significant downturns in world equity markets and disappointing corporate profits caused a flight to quality into bond markets around the world. The U.S. Federal Reserve Bank left interest rates unchanged at 1.75% in its two meetings this quarter, switching its economic outlook for the near future from 'uncertain' to a bias toward 'economic weakness'. The European Central Bank left short-term interest rates unchanged as well. The Japanese bond market was particularly strong as the Japanese economy continued to struggle with recession and investors fled to bonds for safety.

   The S&P 500 fell 17.63%, the Dow Jones Industrial Average decreased 17.87% and the London FTSE dropped 20.07% for the quarter as investor confidence collapsed in response to continued concerns about accounting transparency, government investigations, heightened tension in the Middle East, and decreased corporate sales and profits. In Japan, the Nikkei Index hit new lows as the economy continued to struggle with structural problems and the Japanese government prepared new fiscal policy initiatives.

   In foreign exchange markets, the U.S. dollar began the quarter down against many foreign currencies, but reversed its trend towards quarter-end. The euro surpassed parity with the U.S. dollar early in the quarter as investors' desire for U.S. assets decreased, but ended the quarter lower. The British pound rose against the U.S. dollar early in the quarter amid perceived strength in the British economy, while the Japanese yen weakened as worries regarding the Japanese economy persisted.

   Energy markets continued their upward climb as fears of impending war with Iraq pushed crude oil prices up significantly. Crude oil rose from the low $20's per barrel earlier in the year to approximately $30 a barrel at quarter-end.

   Gold and other precious metals soared throughout most of the quarter in response to weaknesses in the U.S. dollar and global equity markets and instability in the Middle East. In commodities markets, drought in the Mid-Western United States drove price increases in corn, wheat and soybean markets. Cocoa prices soared as supply deficits and violence in the Ivory Coast pushed the markets to sixteen-year highs.

Quarterly Performance of Series E

   The following is a summary of performance for the major sectors in which Series E traded:

   Interest rates (+): Interest rate instruments rose throughout the quarter in response to weak economies and poor equity market performance worldwide. Long positions in U.S., European and Japanese bonds resulted in gains.

   Indices (+): Short positions in the S&P 500, NASDAQ, Tokyo TOPIX and Euro DAX resulted in gains as weak economic data and disappointing earning reports pressed global equity markets downward throughout the quarter.

   Grains (+): Drought conditions in the Mid-Western United States drove corn and wheat prices higher resulting in gains for long positions.

   Energies (+): Energy prices rallied amid speculation of imminent war with Iraq, low crude oil stock in the U.S. and seasonal demand pressure. Long crude oil and natural gas positions resulted in gains.

   Currencies (-): The U.S. dollar reversed its downward trend against many foreign currencies toward quarter-end resulting in losses for long Japanese yen, Mexican Peso, Australian dollar and Canadian dollar positions.

   Metals (-): Weak economic conditions caused price declines in industrial metals resulting in losses for long copper, zinc and nickel positions.

   Increases in commissions and other transaction fees and management fees during Year-To-Date 2002 as compared to Year-To-Date 2001 and Third Quarter 2002 as compared to Third Quarter 2001 are primarily due to the effect of contributions and strong trading performance during Year-To-Date 2002 on Series E's weekly net asset values offset, in part, by redemptions, as further discussed below.

   Interest income is earned on the average daily equity maintained with PSI at the 13-week Treasury bill discount rate and, therefore, varies weekly according to interest rates, trading performance, contributions and redemptions. Interest income decreased $30,000 during Year-To-Date 2002 as compared to Year-To-Date 2001 due to lower overall interest rates during 2002 versus 2001, and this decline was partially offset by the increase in average net asset levels as discussed above. Interest income increased $21,000 during Third Quarter 2002 as compared to Third Quarter 2001 due to the increase in average net asset levels as discussed above, partially offset by lower overall interest rates during 2002 versus 2001.

   Commissions are calculated on Series E's net asset value at the end of each week and, therefore, vary according to weekly trading performance, contributions and redemptions. Other transaction fees consist of National Futures Association, exchange and clearing fees, as well as floor brokerage costs and give-up charges, which are based on the number of trades the trading advisor executes, as well as which exchange, clearing firm or bank on, or through, which the contract is traded. Commissions and other transaction fees increased $285,000 and $159,000 during Year-To-Date 2002 as compared to Year-To-Date 2001 and Third Quarter 2002 as compared to Third Quarter 2001, respectively, due to the increase in average net asset levels as discussed above.

   All trading decisions for Series E are made by Graham Capital Management, L.P. (the 'Trading Advisor'). Management fees are calculated on Series E's net asset value at the end of each week and, therefore, are affected by weekly trading performance, contributions and redemptions. Management fees increased $94,000 and $54,000 during Year-To-Date 2002 as compared to Year-To-Date 2001 and Third Quarter 2002 as compared to Third Quarter 2001, respectively, due to the increase in average net asset levels as discussed above.

   Incentive fees are based on the 'New High Net Trading Profits' generated by the Trading Advisor, as defined in the advisory agreement among Series E, the Managing Owner and the Trading Advisor. Incentive fees generated during Year-To-Date 2002, Year-To-Date 2001, Third Quarter 2002 and Third Quarter 2001 were $921,000, $290,000, $853,000 and $121,000, respectively.

   General and administrative expenses were $104,000, $106,000, $42,000 and $35,000 for Year-To-Date 2002, Year-To-Date 2001, Third Quarter 2002 and Third Quarter 2001, respectively. These expenses include accounting, audit, tax and legal fees as well as printing and postage costs related to reports sent to limited owners, and are before reimbursement of costs incurred by the Managing Owner on behalf of Series E. To the extent that general and administrative expenses exceed 1.5% of Series E's net asset value during the year (with a maximum of 0.5% attributable to other than legal and audit expenses) such amounts are borne by the Managing Owner and its affiliates. Because applicable expenses exceeded these limits, a portion of these expenses has been borne by the Managing Owner and its affiliates, resulting in a net cost to Series E of $84,000, $48,000, $33,000 and $18,000 during Year-To-Date 2002, Year-To-Date
2001, Third Quarter 2002 and Third Quarter 2001, respectively.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Information regarding quantitative and qualitative disclosures about market risk is not required pursuant to Item 305(e) of Regulation S-K.

ITEM 4. CONTROLS AND PROCEDURES

   Within the 90 days prior to the date of this report, the Managing Owner carried out an evaluation, under the supervision and with the participation of the officers of the Managing Owner, including the Managing Owner's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Series E's disclosure controls and procedures. Based upon that evaluation, the Managing Owner's Chief Executive Officer and Chief Financial Officer concluded that Series E's disclosure controls and procedures are effective. There were no significant changes in Series E's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings--There are no material legal proceedings pending by or against the Registrant or the Managing Owner

Item 2. Changes in Securities--The following table presents sales of unregistered interests (i.e. general interests) exempt from registration under Section 4(2) of the Securities Act of 1933 during the period from January 1, 2002 to September 27, 2002.

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

WORLD MONITOR TRUST II--SERIES E

By: Prudential Securities Futures Management Inc.
    A Delaware corporation, Managing Owner

     By: /s/ Steven Weinreb                       Date: November 12, 2002
     ----------------------------------------
     Steven Weinreb
     Chief Financial Officer

                                 CERTIFICATIONS

I, Eleanor L. Thomas, certify that:

   1. I have reviewed this quarterly report on Form 10-Q of World Monitor Trust II--Series E ('Series E');

   2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

   3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Series E as of, and for, the periods presented in this quarterly report;

   4. Series E's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Series E and we have:

        a) designed such disclosure controls and procedures to ensure that material information relating to Series E, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b) evaluated the effectiveness of Series E's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the 'Evaluation Date'); and

        c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

   5. Series E's other certifying officers and I have disclosed, based on our most recent evaluation, to Series E's auditors and the board of directors of the managing owner of Series E:

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect Series E's ability to record, process, summarize and report financial data and have identified for Series E's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in Series E's internal controls; and

   6. Series E's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 12, 2002                 /s/ Eleanor L. Thomas
                                         --------------------------------------
                                         Eleanor L. Thomas
                                         President (chief executive officer)
                                          of the managing owner of Series E

I, Steven Weinreb, certify that:

   1. I have reviewed this quarterly report on Form 10-Q of World Monitor Trust II--Series E ('Series E');

   2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

   3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Series E as of, and for, the periods presented in this quarterly report;

   4. Series E's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Series E and we have:

        a) designed such disclosure controls and procedures to ensure that material information relating to Series E, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b) evaluated the effectiveness of Series E's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the 'Evaluation Date'); and

        c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

   5. Series E's other certifying officers and I have disclosed, based on our most recent evaluation, to Series E's auditors and the board of directors of the managing owner of Series E:

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect Series E's ability to record, process, summarize and report financial data and have identified for Series E's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in Series E's internal controls; and

   6. Series E's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 12, 2002                 /s/ Steven Weinreb
                                         --------------------------------------
                                         Steven Weinreb
                                         Chief Financial Officer
                                          of the managing owner of Series E