Form 10-Q
period 2003-03-28
WORLD MONITOR TRUST II SERIES E
filed 2003-05-12
CIK 1090701

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended March 28, 2003

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _______________________ to ______________________

Commission file number: 0-32687

                        WORLD MONITOR TRUST II--SERIES E
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

   Indicate by check CK whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _CK_ No ___

   Indicate by check CK whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes __ No _CK

                         PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                        WORLD MONITOR TRUST II--SERIES E
                          (a Delaware Business Trust)
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                        March 28,      December 31,
                                                                          2003             2002
---------------------------------------------------------------------------------------------------
ASSETS
Cash in commodity trading accounts                                     $41,122,102     $25,058,188
Net unrealized (loss) gain on open futures contracts                      (779,124)      1,772,644
Net unrealized gain on open forward contracts                                   --          43,721
Accrued interest receivable                                                 38,904              --
                                                                       -----------     ------------
Total assets                                                           $40,381,882     $26,874,553
                                                                       -----------     ------------
                                                                       -----------     ------------
LIABILITIES AND TRUST CAPITAL
Liabilities
Incentive fees payable                                                 $   203,213     $    65,555
Commissions and other transaction fees payable                             182,500         135,497
Net unrealized loss on open forward contracts                               86,336              --
Accrued expenses payable                                                    71,643          89,968
Management fees payable                                                     59,907          43,883
Redemptions payable                                                         28,570              --
                                                                       -----------     ------------
Total liabilities                                                          632,169         334,903
                                                                       -----------     ------------
Commitments
Trust capital
Limited interests (234,323.142 and 165,673.643 interests
  outstanding)                                                          39,313,504      26,238,737
General interests (2,600 and 1,900 interests outstanding)                  436,209         300,913
                                                                       -----------     ------------
Total trust capital                                                     39,749,713      26,539,650
                                                                       -----------     ------------
Total liabilities and trust capital                                    $40,381,882     $26,874,553
                                                                       -----------     ------------
                                                                       -----------     ------------
Net asset value per limited and general interest                       $    167.77     $    158.38
                                                                       -----------     ------------
                                                                       -----------     ------------
---------------------------------------------------------------------------------------------------
                 The accompanying notes are an integral part of these statements.

                        WORLD MONITOR TRUST II--SERIES E
                          (a Delaware Business Trust)
                       Condensed Schedules of Investments
                                  (Unaudited)

                                                  March 28, 2003                    December 31, 2002
                                         --------------------------------    --------------------------------
                                         Net Unrealized                      Net Unrealized
                                          Gain (Loss)                         Gain (Loss)
                                           as a % of       Net Unrealized      as a % of       Net Unrealized
Futures and Forward Contracts            Trust Capital      Gain (Loss)      Trust Capital      Gain (Loss)
-------------------------------------------------------------------------------------------------------------
Futures contracts purchased:
  Stock indices                                             $     (8,000)                        $       --
  Interest rates                                                (276,004)                           421,731
  Currencies                                                      (6,163)                           989,817
  Commodities                                                   (803,647)                           204,590
                                                           --------------                      --------------
     Net unrealized (loss) gain on
     futures contracts purchased              (2.75)%         (1,093,814)          6.09%          1,616,138
                                                           --------------                      --------------
Futures contracts sold:
  Interest rates                                                      --                               (421)
  Stock indices                                                 (568,928)                            63,999
  Currencies                                                     (90,300)                           104,559
  Commodities                                                    973,918                            (11,631)
                                                           --------------                      --------------
     Net unrealized gain on futures
     contracts sold                            0.79              314,690           0.59             156,506
                                             ------        --------------        ------        --------------
     Net unrealized (loss) gain on
     futures contracts                        (1.96)%       $   (779,124)          6.68%         $1,772,644
                                             ------        --------------        ------        --------------
                                             ------        --------------        ------        --------------
Forward currency contracts purchased:
     Net unrealized (loss) gain on
     forward contracts purchased              (0.26)%       $   (104,358)          0.01%         $    2,833
Forward currency contracts sold:
     Net unrealized gain on forward
     contracts sold                            0.04               18,022           0.15              40,888
                                             ------        --------------        ------        --------------
     Net unrealized (loss) gain on
     forward contracts                        (0.22)%       $    (86,336)          0.16%         $   43,721
                                             ------        --------------        ------        --------------
                                             ------        --------------        ------        --------------
Settlement Currency--Futures Contracts
  British pound                               (0.05)%       $    (20,840)          0.50%         $  133,017
  Japanese yen                                (1.11)            (440,620)          0.13              35,657
  Canadian dollars                             0.00                   --           0.52             137,683
  Swedish krona                               (0.04)             (16,090)          0.00                  --
  U.S. dollar                                 (0.45)            (180,384)          3.48             923,280
  Swiss francs                                 0.12               48,425           0.79             210,417
  Australian dollars                           0.00                   --           0.16              41,875
  Euro                                        (0.52)            (206,055)          1.10             290,715
  Hong Kong dollars                            0.09               36,440             --                  --
                                             ------        --------------        ------        --------------
     Total                                    (1.96)%       $   (779,124)          6.68%         $1,772,644
                                             ------        --------------        ------        --------------
                                             ------        --------------        ------        --------------
Settlement Currency--Forward Contracts
  Canadian dollars                            (0.22)%       $    (86,336)            --%         $       --
  U.S. dollar                                  0.00                   --           0.16              43,721
                                             ------        --------------        ------        --------------
     Total                                    (0.22)%       $    (86,336)          0.16%         $   43,721
                                             ------        --------------        ------        --------------
                                             ------        --------------        ------        --------------
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

                        WORLD MONITOR TRUST II--SERIES E
                          (a Delaware Business Trust)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                             For the period from     For the period from
                                                             January 1, 2003 to      January 1, 2002 to
                                                               March 28, 2003          March 29, 2002
--------------------------------------------------------------------------------------------------------
REVENUES
Net realized gain (loss) on commodity transactions               $ 4,667,579             $  (498,639)
Change in net unrealized gain/loss on open commodity
  positions                                                       (2,681,825)                 69,327
Interest income                                                      100,430                  40,367
                                                             -------------------     -------------------
                                                                   2,086,184                (388,945)
                                                             -------------------     -------------------
EXPENSES
Commissions and other transaction fees                               513,559                 148,010
Management fees                                                      164,217                  46,399
Incentive fees                                                       203,213                      --
General and administrative                                            33,116                  31,081
                                                             -------------------     -------------------
                                                                     914,105                 225,490
General and administrative expenses borne by the Managing
  Owner and its affiliates                                                --                  (6,572)
                                                             -------------------     -------------------
Net expenses                                                         914,105                 218,918
                                                             -------------------     -------------------
Net income (loss)                                                $ 1,172,079             $  (607,863)
                                                             -------------------     -------------------
                                                             -------------------     -------------------
ALLOCATION OF NET INCOME (LOSS)
Limited interests                                                $ 1,161,635             $  (599,617)
                                                             -------------------     -------------------
                                                             -------------------     -------------------
General interests                                                $    10,444             $    (8,246)
                                                             -------------------     -------------------
                                                             -------------------     -------------------
NET INCOME (LOSS) PER WEIGHTED AVERAGE LIMITED AND
  GENERAL INTEREST
Net income (loss) per weighted average limited and
  general interest                                               $      6.14             $     (8.06)
                                                             -------------------     -------------------
                                                             -------------------     -------------------
Weighted average number of limited and general interests
  outstanding                                                        190,858                  75,387
                                                             -------------------     -------------------
                                                             -------------------     -------------------
--------------------------------------------------------------------------------------------------------

                     STATEMENT OF CHANGES IN TRUST CAPITAL
                                  (Unaudited)

                                                              LIMITED        GENERAL
                                            INTERESTS        INTERESTS      INTERESTS        TOTAL
-----------------------------------------------------------------------------------------------------
Trust capital--December 31, 2002            167,573.643     $26,238,737     $300,913      $26,539,650
Contributions                                79,168.576      13,721,161      124,852       13,846,013
Net income                                                    1,161,635       10,444        1,172,079
Redemptions                                  (9,819.077)     (1,808,029)          --       (1,808,029)
                                           ------------     -----------     ---------     -----------
Trust capital--March 28, 2003               236,923.142     $39,313,504     $436,209      $39,749,713
                                           ------------     -----------     ---------     -----------
                                           ------------     -----------     ---------     -----------
-----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements.

                        WORLD MONITOR TRUST II--SERIES E
                          (a Delaware Business Trust)
                         NOTES TO FINANCIAL STATEMENTS
                                 March 28, 2003
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of Prudential Securities Futures Management Inc. (the 'Managing Owner'), the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of World Monitor Trust II--Series E ('Series E') as of March 28, 2003 and December 31, 2002 and the results of its operations for the periods from January 1, 2003 to March 28, 2003 ('First Quarter 2003') and January 1, 2002 to March 29, 2002 ('First Quarter 2002'). However, the operating results for the interim periods may not be indicative of the results expected for a full year.

   Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in Series E's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2002.

B. Related Parties

   The Managing Owner of Series E is a wholly-owned subsidiary of Prudential Securities Incorporated ('PSI'), which, in turn, is an indirect wholly-owned subsidiary of Prudential Financial, Inc. Series E reimburses the Managing Owner or its affiliates for services they perform for Series E, which include, but are not limited to: brokerage services; accounting and financial management; registrar, transfer and assignment functions; investor communications; printing and other administrative services. However, to the extent that general and administrative expenses exceed 1.5% of Series E's net asset value during the year (with a maximum of 0.5% attributable to other than legal and audit expenses) such amounts will be borne by the Managing Owner and its affiliates. Because general and administrative expenses during First Quarter 2002 exceeded such limitations, a portion of those expenses related to services the Managing Owner performed for Series E, other than brokerage services, have been borne by the Managing Owner and its affiliates. Additionally, PSI or its affiliates paid the costs of organizing Series E and will continue to pay all costs of offering its limited interests.

   The expenses incurred by Series E for services performed by the Managing Owner and its affiliates for Series E were:

                                                     First Quarter 2003       First Quarter 2002
                                                     -------------------      -------------------
     Commissions                                          $ 484,139                $ 139,364
     General and administrative                              20,798                   16,552
                                                     -------------------      -------------------
                                                            504,937                  155,916
     General and administrative expenses borne by
       the Managing Owner and its affiliates                     --                   (6,572)
                                                     -------------------      -------------------
                                                          $ 504,937                $ 149,344
                                                     -------------------      -------------------
                                                     -------------------      -------------------

   Expenses payable to the Managing Owner and its affiliates as of March 28, 2003 and December 31, 2002 were $23,604 and $31,671, respectively.

   All of the proceeds of the offering of Series E are received in the name of Series E and deposited in trading or cash accounts at PSI, Series E's commodity broker. Series E's assets are maintained with PSI for margin purposes. Series E receives interest income on 100% of its average daily equity maintained in its accounts with PSI during each month at the 13-week Treasury bill discount rate.

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

Market risk

   Trading in futures and forward contracts (including foreign exchange) involves entering into contractual commitments to purchase or sell a particular commodity at a specified date and price. The gross or face amount of the contracts, which is typically many times that of Series E's net assets being traded, significantly exceeds Series E's future cash requirements since Series E intends to close out its open positions prior to settlement. As a result, Series E is generally subject only to the risk of loss arising from the change in the value of the contracts. As such, Series E considers the 'fair value' of its derivative instruments to be the net unrealized gain or loss on the contracts. The market risk associated with Series E's commitments to purchase commodities is limited to the gross or face amount of the contracts held. However, when Series E enters into a contractual commitment to sell commodities, it must make delivery of the underlying commodity at the contract price and then repurchase the contract at prevailing market prices or settle in cash. Since the repurchase price to which a commodity can rise is unlimited, entering into commitments to sell commodities exposes Series E to unlimited risk.

   Market risk is influenced by a wide variety of factors including government programs and policies, political and economic events, the level and volatility of interest rates, foreign currency exchange rates, the diversification effects among the derivative instruments Series E holds and the liquidity and inherent volatility of the markets in which Series E trades.

Credit risk

   When entering into futures or forward contracts, Series E is exposed to credit risk that the counterparty to the contract will not meet its obligations. The counterparty for futures contracts traded on United States and most foreign futures exchanges is the clearinghouse associated with the particular exchange. In general, clearinghouses are backed by their corporate members who are required to share any financial burden resulting from the nonperformance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearinghouse is not backed by the clearing members (i.e., some foreign exchanges), it is normally backed by a consortium of banks or other financial institutions. On the other hand, there is concentration risk on forward transactions entered into by Series E as PSI, Series E's commodity broker, is the sole counterparty. Series E has entered into a master netting agreement with PSI and, as a result, presents unrealized gains and losses on open forward positions as a net amount in the statements of financial condition. The amount at risk associated with counterparty nonperformance of all of Series E's contracts is the net unrealized gain included in the statements of financial condition; however, counterparty non-performance on only certain of Series E's contracts may result in greater loss than non-performance on all of Series E's contracts. There can be no assurance that any counterparty, clearing member or clearinghouse will meet its obligations to Series E.

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

   PSI, when acting as Series E's futures commission merchant in accepting orders for the purchase or sale of domestic futures contracts, is required by Commodity Futures Trading Commission ('CFTC') regulations to separately account for and segregate as belonging to Series E all assets of Series E relating to domestic futures trading and is not allowed to commingle such assets with other assets of PSI. At March 28, 2003, such segregated assets totalled $11,634,828.
Part 30.7 of the CFTC regulations also requires PSI to secure assets of Series E related to foreign futures trading which totalled $28,708,150 at March 28, 2003. There are no segregation requirements for assets related to forward trading.

   As of March 28, 2003, Series E's open futures and forward contracts generally mature within one year, although certain currency futures contracts have maturities as distant as September 2004.

D. Financial Highlights

                                                              First Quarter 2003    First Quarter 2002
                                                              ------------------    ------------------
Performance per Interest
  Net asset value, beginning of period                             $ 158.38              $ 129.29
                                                              ------------------    ------------------
  Net realized gain (loss) and change in net unrealized
     gain/loss on commodity transactions                              14.45                 (5.16)
  Interest income                                                      0.52                   .53
  Net expenses                                                        (5.58)                (2.88)
                                                              ------------------    ------------------
  Net increase (decrease) for the period                               9.39                 (7.51)
                                                              ------------------    ------------------
  Net asset value, end of period                                   $ 167.77              $ 121.78
                                                              ------------------    ------------------
                                                              ------------------    ------------------
Total return                                                           5.93%                (5.81)%
Ratio to average net assets (annualized)
  Interest income                                                      1.22%                 1.58%
  Net expenses, including 2.48% of incentive fees during
     First Quarter 2003                                               10.78%                 8.53%

These financial highlights represent the overall results of Series E during First Quarter 2003 and First Quarter 2002. An individual limited owner's actual results may differ depending on the timing of contributions and redemptions.

                        WORLD MONITOR TRUST II--SERIES E
                          (a Delaware Business Trust)
      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

   Series E commenced operations on April 6, 2000 with gross proceeds of $5,157,459 allocated to commodities trading. Additional contributions raised through the continuous offering during First Quarter 2003 and for the period from April 6, 2000 (commencement of operations) to March 28, 2003 resulted in additional proceeds to Series E of $13,846,013 and $35,813,907, respectively. Additional limited interests of Series E will continue to be offered on a weekly basis at the net asset value per Interest until the subscription maximum of $50,000,000 is sold.

   Limited interests in Series E may be redeemed on a weekly basis but are subject to a redemption fee if transacted within one year of the effective date of purchase. Redemptions of limited interests for First Quarter 2003 and for the period from April 6, 2000 (commencement of operations) to March 28, 2003 totalled $1,808,029, and $7,718,687, respectively. Since inception, the only redemptions of general interests occurred during Second Quarter 2001 totalling $19,576. Additionally, Interests owned in any series of World Monitor Trust II (Series D, E or F) may be exchanged, without any charge, for Interests of one or more other series of World Monitor Trust II on a weekly basis for as long as Interests in those series are being offered to the public. Future contributions, redemptions and exchanges will impact the amount of funds available for investment in commodity contracts in subsequent periods.

   At March 28, 2003, 100% of Series E's net assets were allocated to commodities trading. A significant portion of the net assets is held in cash which is used as margin for trading in commodities. Inasmuch as the sole business of Series E is to trade in commodities, Series E continues to own such liquid assets to be used as margin. PSI credits Series E with interest income on 100% of its average daily equity maintained in its accounts with PSI during each month at the 13-week Treasury bill discount rate.

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

Results of Operations

   The net asset value per Interest as of March 28, 2003 was $167.77, an increase of 5.93% from the December 31, 2002 net asset value per Interest of $158.38. Past performance is not necessarily indicative of future results.

   Series E's trading gains (losses) before commissions and related fees were approximately $1,986,000 and $(429,000) during First Quarter 2003 and First Quarter 2002, respectively. Due to the nature of Series E's trading activities, a period to period comparison of its trading results is not meaningful. However, a detailed discussion of Series E's First Quarter 2003 trading results is presented below.

Quarterly Market Overview

   Global economic activity for the first quarter of 2003 was characterized by weakness and volatility. The U.S. economy exhibited signs of a slowdown as consumers and businesses continued to reduce spending due to concerns regarding the war in Iraq, SARS outbreak, high oil price premiums, weak corporate profits and depressed global economies. With the exception of steady automobile orders and existing home sales fueled by attractive interest rates, retail sales continued to be sluggish. Labor market indicators were negative and manufacturing contracted. Foreign economies generally mirrored that of the U.S. In Europe and Asia, economic recovery appeared to have slowed, but Canada recorded moderate economic expansion.

   Indices: Major global equity markets rallied early in the quarter but slid on fears of an impending war with Iraq, possible terrorism and geopolitical tension. Anticipation of a quick decisive victory in Iraq resulted in a brief market run up in mid-March. However, toward the end of the quarter, markets were whipsawed as investors responded to every turn of military events in the Middle East. Ultimately, the markets ended the quarter lower as investors awaited a resolution. The Dow Jones Industrial Average closed down 4.2% and the S&P 500 dropped 3.2%. Several encouraging earnings reports boosted the Nasdaq Composite resulting in a net gain of 0.42% for the quarter. Japan's Nikkei 225 stock index hit a 20-year low at the end of the first quarter.

   Interest rates: At both the January and March meetings, the U.S. Federal Reserve left the federal funds rate unchanged at the 41-year low of 1.25%. In mid-March, initial optimism for the Coalition Forces' success in Iraq resulted in a shift by investors to junk bonds and stocks marking the worst setback for the U.S. Treasury markets in 18 months. U.S. Treasury yields increased by 41 basis points from a 44-year low, incurring the biggest weekly increase in yield since November 2001. Toward the end of the quarter, uncertainty about the war led investors to take defensive positions, with the price of 10-year Treasury notes ending the quarter up 3.81%. In Europe, the European Central Bank cut interest rates by 0.25% in the beginning of March. The lowered interest rate coupled with weak global economic growth prospects resulted in the strengthening of European bond prices.

   Currencies: Perceptions of quick success in Iraq boosted the U.S. dollar versus many foreign currencies. However, concerns that the war would disrupt the U.S. economy strengthened the euro against the U.S. dollar. For the first time in three years, the exchange rate between the euro and U.S. dollar reached $1.10. As a result, the U.S. dollar ended the quarter down against the euro and the Japanese yen. In Canada, the Bank of Canada increased its overnight interest rate in March in response to inflation concerns, resulting in the strengthening of the Canadian dollar.

   Energies: Price increases in the world oil markets at the beginning of the first quarter were fed by concerns of supply disruptions due to the conflict in Iraq, civil strife in Venezuela, anticipation of a Nigerian strike and tensions on the Korean peninsula. In mid-March, anticipation of a quick resolution of the war in Iraq coupled with the end of an extended cold snap in the northeastern United States led to a significant reversal in energy prices. However, at quarter-end, fears of the possibility of a prolonged war in Iraq and low supplies pushed energy futures prices higher despite the securing of Iraqi oil wells.

   Softs: Cocoa prices declined as a result of the continuing political stability in the Ivory Coast. Expectations for less rain in the U.S. plains states boosted wheat prices toward the end of the quarter and corn prices rose as a result of bullish prospective planting and stocks data released by U.S. Department of Agriculture. Soybean futures declined as a result of rain in key growing regions in Southern Argentina and weaker overseas prices.

Quarterly Performance of Series E

   The following is a summary of performance for the major sectors in which Series E traded:

   Energies (+): Long natural gas positions resulted in net gains as prices rose amid expectations of unseasonable cold weather in Northeastern U.S. and sharp drawdown of storage levels.

   Interest rates (+): Concerns around the war in Iraq, poor performance in the equity markets and weak global economies strengthened Japanese, U.S. Treasury and European bond prices resulting in net gains for long positions.

   Currencies (+): The U.S. dollar fell against many foreign currencies amid concerns that the war in Iraq would disrupt the U.S. economy. Long Australian dollar and Canadian dollar positions resulted in net gains.

   Grains (+): Wheat prices rose amid expectation for less rain in the U.S. plain states and long wheat positions resulted in net gains.

   Indices (+): Global equity markets declined throughout the quarter resulting in net gains for short positions in the EUR DAX index.

   Metals (-): Concerns over Iraq resulted in light selling that drove the price of copper down. Long positions resulted in net losses.

   Series E's average net asset levels were significantly higher during First Quarter 2003 as compared to First Quarter 2002, primarily from additional contributions and favorable trading performance during 2002 and First Quarter 2003, partially offset, by redemptions. The increasing asset levels have led to proportionate increases in the amount of commissions and management fees incurred by Series E.

   Interest income is earned on the average daily equity maintained with PSI at the 13-week Treasury bill discount rate and, therefore, varies weekly according to interest rates, trading performance, contributions and redemptions. Interest income increased $60,000 during First Quarter 2003 as compared to First Quarter 2002 due to the higher overall net asset levels, as discussed above, offset, in part, by lower overall interest rates during First Quarter 2003 versus First Quarter 2002.

   Commissions are calculated on Series E's net asset value at the end of each week and, therefore, vary according to weekly trading performance, contributions and redemptions. Other transaction fees consist of National Futures Association, exchange and clearing fees as well as floor brokerage costs and give-up charges, which are based on the number of trades the trading advisor executes, as well as which exchange, clearing firm or bank on, or through, which the contract is traded. Commissions and other transaction fees increased $366,000 during First Quarter 2003 as compared to First Quarter 2002 due to the increase in average net asset levels as discussed above.

   All trading decisions for Series E are made by Graham Capital Management, L.P. (the 'Trading Advisor'). Management fees are calculated on Series E's net asset value at the end of each week and, therefore, are affected by weekly trading performance, contributions and redemptions. Management fees increased $118,000 during First Quarter 2003 as compared to First Quarter 2002 due to the increase in average net asset levels as discussed above.

   Incentive fees are based on the 'New High Net Trading Profits' generated by the Trading Advisor, as defined in the advisory agreement among Series E, the Managing Owner and the Trading Advisor. Incentive fees incurred during First Quarter 2003 were $203,000. Series E did not incur an incentive fee during First Quarter 2002.

   General and administrative expenses were $33,000 and $31,000 for First Quarter 2003 and First Quarter 2002, respectively. These expenses include accounting, audit, tax and legal fees as well as printing and postage costs related to reports sent to limited owners, and are before reimbursement of costs incurred by the Managing Owner on behalf of Series E. To the extent that general and administrative expenses exceed 1.5% of Series E's net asset value during the year (with a maximum of 0.5% attributable to other than legal and audit expenses) such amounts are borne by the Managing Owner and its affiliates. Because applicable expenses exceeded these limits in First Quarter 2002, a portion of these expenses were borne by the Managing Owner and its affiliates, resulting in a net cost to Series E of $25,000.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Item 305(c) of Regulation S-K requires disclosures during each interim reporting period of material changes in the quantitative and qualitative market risk information provided as of the end of the immediately preceding year. The following information should be read in conjunction with Series E's Form 10-K as filed with the Securities and Exchange Commission for the year ended December 31, 2002.

   The following table presents the trading value at risk associated with Series E's open positions by market sector at March 28, 2003 and December 31, 2002. All open position trading risk exposures of Series E have been included in calculating the figure set forth below. At March 28, 2003 and December 31, 2002, Series E had total capitalizations of approximately $39.7 million and $26.5 million, respectively.

                                                       March 28, 2003                December 31, 2002
                                                ----------------------------    ----------------------------
                                                 Value at       % of Total       Value at       % of Total
Market Sector                                      Risk       Capitalization       Risk       Capitalization
------------------------------------------------------------------------------------------------------------
Interest rates                                  $  557,649          1.40%       $1,024,799          3.86%
Currencies                                         741,045          1.86         1,459,415          5.50
Commodities                                        443,700          1.12         1,266,350          4.77
Stock indices                                    2,185,182          5.50           332,696          1.25
                                                ----------       -------        ----------       -------
   Total                                        $3,927,576          9.88%       $4,083,260         15.38%
                                                ----------       -------        ----------       -------
                                                ----------       -------        ----------       -------

   The following table presents the average trading value at risk of Series E's open positions by market sector for First Quarter 2003.

                                                      First Quarter 2003
                                               --------------------------------
                                                Value at     % of Average Total
                          Market Sector           Risk         Capitalization
                      ---------------------------------------------------------
                      Interest rates           $1,153,177            3.42%
                      Currencies                1,265,540            3.76
                      Commodities               1,209,625            3.59
                      Stock indices             1,857,889            5.52
                                               ----------    ------------------
                         Total                 $5,486,230           16.29%
                                               ----------    ------------------
                                               ----------    ------------------

   Based on average trading value at risk during First Quarter 2003, Series E experienced an overall increase in its value at risk, relative to capitalization levels, as compared with value at risk at December 31, 2002. This increase was primarily attributable to the stock indices sector where Series E significantly increased positions in the NASDAQ 100, the S&P 500, the euro DAX and the Tse Topix. At March 28, 2003, Series E had a significant decline in trading value at risk, relative to capitalization levels, as compared with value at risk at December 31, 2002. The decline was attributable to a reduction in a variety of positions within the interest rates, currencies, and commodities sectors (during a period of increasing average capitalization) offset, in part, by the increase in positions within the indices sector (see discussion above). At March 28, 2003, Series E continues to have its primary interest rate exposure to interest rate fluctuations in the U.S. and other G-7 countries (including countries participating in the Euro). At March 28, 2003, Series E continues to have significant exposure from positions in the Euro and in the local currencies of some G-7 countries, but Series E no longer had direct exposure to the Thailand thaibaht, the Swiss franc, and the Mexican peso. At March 28, 2003, Series E's primary commodities exposure is in various agricultural commodities including corn, wheat and cotton. At March 28, 2003, Series E had no direct exposure to energy positions which resulted in a significant decrease in value at risk versus levels at December 31, 2002.

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

                           PART II. OTHER INFORMATION

   Item 1. Legal Proceedings--There are no material legal proceedings pending by or against the Registrant or the Managing Owner

   Item 2. Changes in Securities--The following table presents sales of unregistered interests (i.e. general interests) exempt from registration under Section 4(2) of the Securities Act of 1933 during the period from January 1, 2003 to March 28, 2003.

                                                          Amount of
                                               -------------------------------
                           Date of Sale        Interests sold    Cash received
                      --------------------------------------------------------
                      February 10, 2003              700           $ 124,852
                                                   -----         -------------
                                                   -----         -------------

Item 3. Defaults Upon Senior Securities--None

Item 4. Submission of Matters to a Vote of Security Holders--None

Item 5. Other Information--None

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits--

        3.1
        and
        4.1--Second Amended and Restated Declaration of Trust and Trust
             Agreement of World Monitor Trust II dated as of March 28, 2002 (incorporated by reference to Exhibit 3.1 and 4.1 to Post-Effective Amendment No. 4 to Series E's Registration Statement on Form S-1, File No. 333-83015)

        4.2--Form of Request for Redemption (incorporated by reference to Exhibit 4.2 to Post-Effective Amendment No. 4 to Series E's Registration Statement on Form S-1, File No. 333-83015)

        4.3--Form of Exchange Request (incorporated by reference to Exhibit 4.3 to Post-Effective Amendment No. 4 to Series E's Registration Statement on Form S-1, File No. 333-83015)

        4.4--Form of Subscription Agreement (incorporated by reference to Exhibit 4.4 to Post-Effective Amendment No. 4 to Series E's Registration Statement on Form S-1, File No. 333-83015)

       99.1--Certificate pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the SARBANES-OXLEY Act of 2002 (filed herewith)

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

WORLD MONITOR TRUST II--SERIES E

By: Prudential Securities Futures Management Inc.
    A Delaware corporation, Managing Owner

     By: /s/ Steven Weinreb                       Date: May 12, 2003
     ----------------------------------------
     Steven Weinreb
     Chief Financial Officer

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

Date:  May 12, 2003                    /s/ Eleanor L. Thomas
                                       --------------------------------------
                                       Eleanor L. Thomas
                                       President (chief executive officer)
                                        of the managing owner of Series E



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

Date:  May 12, 2003                    /s/ Steven Weinreb
                                       --------------------------------------
                                       Steven Weinreb
                                       Chief Financial Officer
                                        of the managing owner of Series E