Form 10-Q
period 2003-06-27
WORLD MONITOR TRUST II SERIES E
filed 2003-08-11
CIK 1090701

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended June 27, 2003

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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                        June 27,       December 31,
                                                                          2003             2002
---------------------------------------------------------------------------------------------------
ASSETS
Cash in commodity trading accounts                                     $52,522,844     $25,058,188
Net unrealized (loss) gain on open futures contracts                    (3,744,335)      1,772,644
Net unrealized gain on open forward contracts                               74,932          43,721
Accrued interest receivable                                                 53,351              --
                                                                       -----------     ------------
Total assets                                                           $48,906,792     $26,874,553
                                                                       -----------     ------------
                                                                       -----------     ------------
LIABILITIES AND TRUST CAPITAL
Liabilities
Commissions and other transaction fees payable                         $   255,795     $   135,497
Accrued expenses payable                                                    82,144          89,968
Management fees payable                                                     80,998          43,883
Incentive fees payable                                                      54,977          65,555
Redemptions payable                                                         36,040              --
                                                                       -----------     ------------
Total liabilities                                                          509,954         334,903
                                                                       -----------     ------------
Commitments
Trust capital
Limited interests (282,520.830 and 165,673.643 interests
  outstanding)                                                          47,787,914      26,238,737
General interests (3,600 and 1,900 interests outstanding)                  608,924         300,913
                                                                       -----------     ------------
Total trust capital                                                     48,396,838      26,539,650
                                                                       -----------     ------------
Total liabilities and trust capital                                    $48,906,792     $26,874,553
                                                                       -----------     ------------
                                                                       -----------     ------------
Net asset value per limited and general interest                       $    169.15     $    158.38
                                                                       -----------     ------------
                                                                       -----------     ------------
---------------------------------------------------------------------------------------------------
                 The accompanying notes are an integral part of these statements.

                        WORLD MONITOR TRUST II--SERIES E
                          (a Delaware Business Trust)
                       Condensed Schedules of Investments
                                  (Unaudited)

                                                  June 27, 2003                     December 31, 2002
                                         --------------------------------    --------------------------------
                                         Net Unrealized                      Net Unrealized
                                          Gain (Loss)                         Gain (Loss)
                                           as a % of       Net Unrealized      as a % of       Net Unrealized
Futures and Forward Contracts            Trust Capital      Gain (Loss)      Trust Capital      Gain (Loss)
-------------------------------------------------------------------------------------------------------------
Futures contracts purchased:
  Stock indices                                             $   (307,788)                        $       --
  Interest rates                                              (1,739,938)                           421,731
  Currencies                                                    (309,611)                           989,817
  Commodities                                                 (1,450,090)                           204,590
                                                           --------------                      --------------
     Net unrealized (loss) gain on
     futures contracts purchased              (7.87)%         (3,807,427)          6.09%          1,616,138
                                                           --------------                      --------------
Futures contracts sold:
  Stock indices                                                       --                             63,999
  Interest rates                                                      --                               (421)
  Currencies                                                     151,583                            104,559
  Commodities                                                    (88,491)                           (11,631)
                                                           --------------                      --------------
     Net unrealized gain on futures
     contracts sold                            0.13               63,092           0.59             156,506
                                             ------        --------------        ------        --------------
     Net unrealized (loss) gain on
     futures contracts                        (7.74)%       $ (3,744,335)          6.68%         $1,772,644
                                             ------        --------------        ------        --------------
                                             ------        --------------        ------        --------------
Forward currency contracts purchased           0.15%        $     74,932           0.01%         $    2,833
Forward currency contracts sold                0.00                   --           0.15              40,888
                                             ------        --------------        ------        --------------
     Net unrealized gain on forward
     contracts                                 0.15%        $     74,932           0.16%         $   43,721
                                             ------        --------------        ------        --------------
                                             ------        --------------        ------        --------------
Settlement Currency--Futures Contracts
  British pound                               (0.93)%       $   (448,452)          0.50%         $  133,017
  Japanese yen                                 0.30              144,297           0.13              35,657
  Canadian dollars                             0.00                   --           0.52             137,683
  U.S. dollar                                 (5.41)          (2,619,299)          3.48             923,280
  Swiss francs                                 0.19               96,049           0.79             210,417
  Australian dollars                           0.40              191,758           0.16              41,875
  Euro                                        (2.28)          (1,104,584)          1.10             290,715
  Hong Kong dollars                           (0.01)              (4,104)            --                  --
                                             ------        --------------        ------        --------------
     Total                                    (7.74)%       $ (3,744,335)          6.68%         $1,772,644
                                             ------        --------------        ------        --------------
                                             ------        --------------        ------        --------------
Settlement Currency--Forward Contracts
  Swiss francs                                 0.15%        $     74,932             --%         $       --
  U.S. dollar                                    --                   --           0.16              43,721
                                             ------        --------------        ------        --------------
     Total                                     0.15%        $     74,932           0.16%         $   43,721
                                             ------        --------------        ------        --------------
                                             ------        --------------        ------        --------------
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

                        WORLD MONITOR TRUST II--SERIES E
                          (a Delaware Business Trust)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                              For the period from   For the period from   For the period from   For the period from
                              January 1, 2003 to    January 1, 2002 to     March 29, 2003 to     March 30, 2002 to
                                 June 27, 2003         June 28, 2002         June 27, 2003         June 28, 2002
-------------------------------------------------------------------------------------------------------------------
REVENUES
Net realized gain on
  commodity transactions          $ 8,760,786           $   576,098           $ 4,093,207           $ 1,074,737
Change in net unrealized
  gain/loss on open
  commodity positions              (5,485,768)              631,518            (2,803,943)              562,191
Interest income                       235,202                89,803               134,772                49,436
                              -------------------   -------------------   -------------------   -------------------
                                    3,510,220             1,297,419             1,424,036             1,686,364
                              -------------------   -------------------   -------------------   -------------------
EXPENSES
Commissions and other
  transaction fees                  1,278,853               339,239               765,294               191,229
Management fees                       405,668               104,896               241,451                58,497
Incentive fees                        258,190                67,776                54,977                67,776
General and administrative             68,982                62,165                35,866                31,084
                              -------------------   -------------------   -------------------   -------------------
                                    2,011,693               574,076             1,097,588               348,586
General and administrative
  expenses borne by the
  Managing Owner and its
  affiliates                               --               (10,471)                   --                (3,899)
                              -------------------   -------------------   -------------------   -------------------
Net expenses                        2,011,693               563,605             1,097,588               344,687
                              -------------------   -------------------   -------------------   -------------------
Net income                        $ 1,498,527           $   733,814           $   326,448           $ 1,341,677
                              -------------------   -------------------   -------------------   -------------------
                              -------------------   -------------------   -------------------   -------------------
ALLOCATION OF NET INCOME
Limited interests                 $ 1,480,758           $   724,486           $   319,123           $ 1,324,103
                              -------------------   -------------------   -------------------   -------------------
                              -------------------   -------------------   -------------------   -------------------
General interests                 $    17,769           $     9,328           $     7,325           $    17,574
                              -------------------   -------------------   -------------------   -------------------
                              -------------------   -------------------   -------------------   -------------------
NET INCOME PER WEIGHTED
  AVERAGE LIMITED AND
  GENERAL INTEREST
Net income per weighted
  average limited and
  general interest                $      6.48           $      8.57           $      1.20           $     14.01
                              -------------------   -------------------   -------------------   -------------------
                              -------------------   -------------------   -------------------   -------------------
Weighted average number of
  limited and general
  interests outstanding               231,236                85,660               272,032                95,756
                              -------------------   -------------------   -------------------   -------------------
                              -------------------   -------------------   -------------------   -------------------
-------------------------------------------------------------------------------------------------------------------

                     STATEMENT OF CHANGES IN TRUST CAPITAL
                                  (Unaudited)

                                                              LIMITED        GENERAL
                                            INTERESTS        INTERESTS      INTERESTS        TOTAL
-----------------------------------------------------------------------------------------------------
Trust capital--December 31, 2002            167,573.643     $26,238,737     $300,913      $26,539,650
Contributions                               134,826.125      23,021,451      290,242       23,311,693
Net income                                                    1,480,758       17,769        1,498,527
Redemptions                                 (16,278.938)     (2,953,032)          --       (2,953,032)
                                           ------------     -----------     ---------     -----------
Trust capital--June 27, 2003                286,120.830     $47,787,914     $608,924      $48,396,838
                                           ------------     -----------     ---------     -----------
                                           ------------     -----------     ---------     -----------
-----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements.

                        WORLD MONITOR TRUST II--SERIES E
                          (a Delaware Business Trust)
                         NOTES TO FINANCIAL STATEMENTS
                                 June 27, 2003
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of Prudential Securities Futures Management Inc. (the 'Managing Owner'), the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of World Monitor Trust II--Series E ('Series E') as of June 27, 2003 and December 31, 2002 and the results of its operations for the periods from January 1, 2003 to June 27, 2003 ('Year-To-Date 2003'), January 1, 2002 to June 28, 2002
('Year-To-Date 2002'), March 29, 2003 to June 27, 2003 ('Second Quarter 2003') and March 30, 2002 to June 28, 2002 ('Second Quarter 2002'). However, the operating results for these interim periods may not be indicative of the results expected for a full year.

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

   In February 2003, Prudential Financial, Inc. ('Prudential') and Wachovia Corp. ('Wachovia') announced an agreement to combine each company's respective retail securities brokerage and clearing operations within a new firm, which will be headquartered in Richmond, Virginia. Under the agreement, Prudential will have a 38% ownership interest in the new firm and Wachovia will own 62%. The transaction, which includes the securities brokerage, securities clearing, and debt capital markets operations of Prudential Securities Incorporated ('PSI'), but does not include the equity sales, trading and research operations or commodity brokerage and derivative operations of PSI (which were renamed Prudential Equity Group, Inc. upon closing), closed July 1, 2003. The Managing Owner, as well as the commodity broker, will continue to be indirect wholly owned subsidiaries of Prudential.

   Series E's interests were offered until it substantially achieved its subscription maximum of $50,000,000 on the sale of limited interests during June 2003.

B. Related Parties

   The Managing Owner of Series E is a wholly-owned subsidiary of Prudential Equity Group, Inc. ('PEG'), which, in turn, is an indirect wholly-owned subsidiary of Prudential Financial, Inc. Series E reimburses the Managing Owner or its affiliates for services they perform for Series E, which include, but are not limited to: brokerage services; accounting and financial management; registrar, transfer and assignment functions; investor communications; printing and other administrative services. However, to the extent that general and administrative expenses exceed 1.5% of Series E's net asset value during the year (with a maximum of 0.5% attributable to other than legal and audit expenses) such amounts will be borne by the Managing Owner and its affiliates. Because general and administrative expenses during Year-To-Date 2002 and Second Quarter 2002 exceeded such limitations, a portion of these expenses related to services the Managing Owner performed for Series E, other than brokerage services, have been borne by the Managing Owner and its affiliates. Additionally, PEG or its affiliates paid the costs of organizing Series E and offering its limited interests.

   The expenses incurred by Series E for services performed by the Managing Owner and its affiliates for Series E were:

                                      Year-To-Date    Year-To-Date    Second Quarter    Second Quarter
                                          2003            2002             2003              2002
                                      ------------    ------------    --------------    --------------
Commissions                            $1,201,303       $315,092         $717,164          $175,728
General and administrative                 41,598         33,103           20,800            16,551
                                      ------------    ------------    --------------    --------------
                                        1,242,901        348,195          737,964           192,279
General and administrative expenses
  borne by the Managing Owner and
  its affiliates                               --        (10,471)              --            (3,899)
                                      ------------    ------------    --------------    --------------
                                       $1,242,901       $337,724         $737,964          $188,380
                                      ------------    ------------    --------------    --------------
                                      ------------    ------------    --------------    --------------

   Expenses payable to the Managing Owner and its affiliates as of June 27, 2003 and December 31, 2002 were $36,677 and $31,671, respectively.

   All of the proceeds of the offering of Series E are received in the name of Series E and deposited in trading or cash accounts at PEG, Series E's commodity broker. Series E's assets are maintained with PEG for margin purposes. Series E receives interest income on 100% of its average daily equity maintained in its accounts with PEG during each month at the 13-week Treasury bill discount rate.

   Series E, acting through its trading advisor, may execute over-the-counter, spot, forward and/or option foreign exchange transactions with PEG. PEG then engages in back-to-back trading with an affiliate, Prudential-Bache Global Markets Inc. ('PBGM'). PBGM attempts to earn a profit on such transactions. PBGM keeps its prices on foreign currency competitive with other interbank currency trading desks. All over-the-counter currency transactions are conducted between PEG and Series E pursuant to a line of credit. PEG may require that collateral be posted against the marked-to-market positions of Series E.

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

Credit risk

   When entering into futures or forward contracts, Series E is exposed to credit risk that the counterparty to the contract will not meet its obligations. The counterparty for futures contracts traded on United States and most foreign futures exchanges is the clearinghouse associated with the particular exchange. In general, clearinghouses are backed by their corporate members who are required to share any financial burden resulting from the nonperformance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearinghouse is not backed by the clearing members (i.e., some foreign exchanges), it is normally backed by a consortium of banks or other financial institutions. On the other hand, there is concentration risk on forward transactions entered into by Series E as PEG, Series E's commodity broker, is the sole counterparty. Series E has entered into a master netting agreement with PEG and, as a result, presents unrealized gains and losses on open forward positions as a net amount in the statements of financial condition. The amount at risk associated with counterparty nonperformance of all of Series E's contracts is the net unrealized gain included in the statements of financial condition; however, counterparty non-performance on only certain of Series E's contracts may result in greater loss than non-performance on all of Series E's contracts. There can be no assurance that any counterparty, clearing member or clearinghouse will meet its obligations to Series E.

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

   PEG, when acting as Series E's futures commission merchant in accepting orders for the purchase or sale of domestic futures contracts, is required by Commodity Futures Trading Commission ('CFTC') regulations to separately account for and segregate as belonging to Series E all assets of Series E relating to domestic futures trading and is not allowed to commingle such assets with other assets of PEG. At June 27, 2003, such segregated assets totalled $15,213,215.
Part 30.7 of the CFTC regulations also requires PEG to secure assets of Series E related to foreign futures trading which totalled $33,565,294 at June 27, 2003. There are no segregation requirements for assets related to forward trading.

   As of June 27, 2003, Series E's open futures and forward contracts generally mature within one year, although certain interest rates and currency futures contracts have maturities as distant as December 2004.

D. Financial Highlights

                                        Year-To-Date   Year-To-Date   Second Quarter   Second Quarter
                                            2003           2002            2003             2002
                                        ------------   ------------   --------------   --------------
Performance per Interest
  Net asset value, beginning of period    $ 158.38       $ 129.29        $ 167.77         $ 121.78
                                        ------------   ------------   --------------   --------------
  Net realized gain and change in
     unrealized gain/loss on commodity
     transactions                            19.43           9.84            4.98            15.00
  Interest income                             1.01           1.04            0.49             0.51
  Net expenses                               (9.67)         (6.37)          (4.09)           (3.49)
                                        ------------   ------------   --------------   --------------
  Net increase for the period                10.77           4.51            1.38            12.02
                                        ------------   ------------   --------------   --------------
  Net asset value, end of period          $ 169.15       $ 133.80        $ 169.15         $ 133.80
                                        ------------   ------------   --------------   --------------
                                        ------------   ------------   --------------   --------------
Total return                                  6.80%          3.49%           0.82%            9.87%
Ratio to average net assets
  (annualized)
  Interest income                             1.18%          1.70%           1.14%            1.71%
  Net expenses, including 1.29%,
     1.28%, 0.47% and 2.35% of
     incentive fees during
     Year-To-Date 2003, Year-To-Date
     2002, Second Quarter 2003 and
     Second Quarter 2002, respectively       10.05%         10.68%           9.30%           11.93%

   These financial highlights represent the overall results of Series E during Year-To-Date 2003, Year-To-Date 2002, Second Quarter 2003 and Second Quarter 2002. An individual limited owner's actual results may differ depending on the timing of contributions and redemptions.

                        WORLD MONITOR TRUST II--SERIES E
                          (a Delaware Business Trust)
      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

   Series E commenced operations on April 6, 2000 with gross proceeds of $5,157,459 allocated to commodities trading. Additional contributions raised through the continuous offering during Year-To-Date 2003, Second Quarter 2003 and for the period from April 6, 2000 (commencement of operations) to June 27, 2003 resulted in additional proceeds to Series E of $23,311,693, $9,465,680 and $45,279,587, respectively. Series E's interests were offered until it substantially achieved its subscription maximum of $50,000,000 on the sale of limited interests during June 2003.

   Limited interests in Series E may be redeemed on a weekly basis but are subject to a redemption fee if transacted within one year of the effective date of purchase. Redemptions of limited interests for Year-To-Date 2003, Second Quarter 2003 and for the period from April 6, 2000 (commencement of operations) to June 27, 2003 totalled $2,953,032, $1,145,003 and $8,863,690, respectively.
Since inception, the only redemptions of general interests occurred during Second Quarter 2001 totalling $19,576. Additionally, Interests owned in any series of World Monitor Trust II (Series D, E or F) may be exchanged, without any charge, for interests of one or more other series of World Monitor Trust II on a weekly basis for as long as interests in those series are being offered to the public. Series E and World Monitor Trust II--Series F are no longer offered to the public as those series substantially achieved their subscription maximums during June 2003 and July 2003, respectively. In addition, as of the date of this report, the offering of interests in World Monitor Trust II--Series D ('Series D') has been temporarily suspended, pending certain regulatory approvals that the Managing Owner expects to obtain in the near future. Accordingly, at this time, interests may not be exchanged. Exchanges from Series E into Series D may resume once the requirements discussed above are complied with. Future redemptions and exchanges will impact the amount of funds available for investment in commodity contracts in subsequent periods.

   At June 27, 2003, 100% of Series E's net assets were allocated to commodities trading. A significant portion of the net assets is held in cash which is used as margin for trading in commodities. Inasmuch as the sole business of Series E is to trade in commodities, Series E continues to own such liquid assets to be used as margin. PEG credits Series E with interest income on 100% of its average daily equity maintained in its accounts with PEG during each month at the 13-week Treasury bill discount rate.

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

Results of Operations

   The net asset value per interest as of June 27, 2003 was $169.15, an increase of 6.80% from the December 31, 2002 net asset value per interest of $158.38 and an increase of 0.82% from the March 28, 2003 net asset value per interest of $167.77. Past performance is not necessarily indicative of future results.

   Series E's trading gains before commissions and related fees were $3,275,000, $1,208,000, $1,289,000 and $1,637,000 during Year-To-Date 2003, Year-To-Date
2002, Second Quarter 2003 and Second Quarter 2002, respectively. Due to the nature of Series E's trading activities, a period to period comparison of its trading results is not meaningful. However, a detailed discussion of Series E's Second Quarter 2003 trading results is presented below.

Quarterly Market Overview

   In the U.S., the beginning of the second quarter of 2003 saw few signs of relief from a sluggish economy with a growth rate of 2.4 percent. Nominal GDP continued to trend downward in hand with falling consumer and producer prices and interest rates. Concerns about the slump in American telecom and internet industries, accounting fraud and the largest budget deficit the U.S. has ever faced have hampered investments in the U.S. Despite resolution to the war in Iraq, consumer and business confidence remained tepid. Companies desiring to improve profits remained unwilling to make big capital spending commitments or increase their workforces and inventories. Orders to U.S. factories for big-ticket items and production figures fell in April. In June, the unemployment rate jumped to a nine-year high of 6.4 percent. Payroll slashes in manufacturing and information industries generated the greatest job losses. As companies attempted to do more with leaner workforces, overall productivity rose and provided support for household income. The rise in income, combined with low interest rates, reduced taxes, and availability of substantial home equity spurred gains in consumer spending and increased sales of new homes. Toward the end of the quarter, manufacturing rose slightly, but still indicated that the sector shrank for the fourth straight month. Meanwhile, new orders for durable goods, machinery, automobiles, electrical equipment, home supplies and computers increased, reversing previous downward trends.

   Global economies remained weak in the second quarter of 2003 and were further hampered by the decline of the U.S. dollar which made overseas goods more expensive, thus, curtailing demand. In May, Germany, Italy and the Netherlands reported an unexpected contraction in their economies during the first three months of the year with Germany and Netherlands experiencing a second quarter of negative growth. The European Union stated that overall economic growth had stalled and consequently, applied pressure on the central banks to ease interest rates. Business investment dropped sharply while domestic demand remained bleak. The Japanese economy continued to stumble as other Asian economies began to recover from the effects of the SARS outbreak. Furthermore, fears of deflation loomed over already troubled global economies.

   Indices: Despite economic data indicating the worst is not yet over, global equity markets surged in the second quarter of 2003. Spurred by the easing of geopolitical tensions, massive short covering, excess liquidity, some positive first quarter earnings reports, and optimism that economic recovery is near, investors flocked toward equities. A rally in Japanese stocks was fueled primarily by foreign mutual funds, hedge funds and other non-Japanese institutional investors who invested more than ten times as much as local investors in June. The Japanese Nikkei, London FTSE, Dow Jones Industrial Average, NASDAQ and S&P 500 all ended the quarter higher.

   Interest rates: Fixed income markets in May witnessed a drop in interest rates of developed countries due to the U.S. Federal Reserve (the 'Fed') deflation talk as well as institutions and hedge funds borrowing to purchase longer maturities, possible Fed purchases of longer maturities, hedging by mortgage investors as rates fell, and central banks buying dollars and investing in Treasuries. The decline in interest rates led to gains in German, Japanese, U.S. Treasury and Eurodollar bond prices. In June, the market reacted with disappointment to the Fed's quarter-point cut in short-term interest rates and as a result, intermediate and long-term rates rose. Investors in Japan moved capital into the equity markets at the expense of U.S. Treasury and Japanese bonds. Concern about deteriorating public finances in most large economies and a renewed interest in equities in hopes of an economic recovery resulted in falling bond prices through the quarter and the subsequent rising of long-term rates.

   Currencies: In the foreign exchange markets, the U.S. dollar moved sharply lower against most major currencies during the quarter. Investors shifted their focus from the war in Iraq to concerns about U.S.

economic health with its widening current account deficit and lower relative interest rate resulting in the dollar's three-year low against the Canadian and Australian dollar and four-year low against the Euro. The reversal of the U.S.'s strong dollar policy by Treasury Secretary Snow led to a further sell off of the greenback leading to a 4.5-year low against the Swiss franc.

   Energies: Energy price declines began in March and continued as the war in Iraq became inevitable. Because supplies were secured and unthreatened by the war, the prices of crude oil, unleaded gasoline and London gas oil were down in April of 2003. Natural gas prices were largely unaffected by events in the Middle East, Nigeria and Venezuela. In order to stave off the declining prices and correct an oversupply as crude demand reached a seasonal low, OPEC members agreed to cut current output by seven percent in April. Toward the end of the quarter, energy prices, in general, were higher due to Nigeria's general worker's strike, low U.S. oil inventory levels and expectations of U.S. economic growth.

Quarterly Performance of Series E

   The following is a summary of performance for the major sectors in which Series E traded:

   Interest rates (+): Weak global economies, fears of deflation and renewed interest in equities resulted in falling global bond prices. Short U.S. Treasury and European bond positions led to net gains.

   Currencies (+): The U.S. dollar fell against many foreign currencies amid concerns of a weak U.S. economy. The Australian dollar and euro strengthened this quarter resulting in net gains for long euryen, euro, and Australian dollar positions.

   Metals (-): Declines in manufacturing resulted in falling base metal prices. Long positions in copper, aluminum and nickel resulted in net losses.

   Energies (-): Nigeria's general worker's strike, low U.S. oil inventory levels and expectation of economic growth led to rising energy prices toward the end of the quarter. Short natural gas and light crude oil positions resulted in net losses.

   Grains (-): Corn and wheat prices continued to decline due to ideal weather conditions and a strong harvest resulting in net losses for long positions.

   Softs (-): Net losses in short cotton positions resulted from unfavorable weather conditions and high volatility in cotton markets.

   Indices (-): Short positions in the German DAX, French MATCAC and Japanese TOPIX indices led to net losses as global equity markets rose throughout the quarter.

   Series E's average net asset levels were significantly higher during Year-To-Date 2003 as compared to Year-To-Date 2002 and Second Quarter 2003 compared to Second Quarter 2002, primarily from additional contributions and favorable trading performance during 2002 and Year-To-Date 2003, partially offset, by redemptions. The increasing asset levels have led to proportionate increases in the amount of commissions and management fees incurred by Series E.

   Interest income is earned on the average daily equity maintained with PEG at the 13-week Treasury bill discount rate and, therefore, varies weekly according to interest rates, trading performance, contributions and redemptions. Interest income increased $145,000 and $85,000 during Year-To-Date 2003 as compared to Year-To-Date 2002 and Second Quarter 2003 as compared to Second Quarter 2002, respectively. These increases were due to the higher overall net asset levels, as discussed above, offset, in part, by lower overall interest rates during Year-To-Date 2003 versus Year-To-Date 2002.

   Commissions are calculated on Series E's net asset value at the end of each week and, therefore, vary according to weekly trading performance, contributions and redemptions. Other transaction fees consist of National Futures Association, exchange and clearing fees as well as floor brokerage costs and give-up charges, which are based on the number of trades the trading advisor executes, as well as which exchange, clearing firm or bank on, or through, which the contract is traded. Commissions and other transaction fees increased $940,000 and $574,000 during Year-To-Date 2003 as compared to Year-To-Date 2002 and Second Quarter 2003 as compared to Second Quarter 2002, respectively, due to the increase in average net asset levels as discussed above.

   All trading decisions for Series E are made by Graham Capital Management, L.P. (the 'Trading Advisor'). Management fees are calculated on Series E's net asset value at the end of each week and, therefore, are affected by weekly trading performance, contributions and redemptions. Management fees increased $301,000 and $183,000 during Year-To-Date 2003 as compared to Year-To-Date 2002 and Second Quarter 2003 as compared to Second Quarter 2002, respectively, due to the increase in average net asset levels as discussed above.

   Incentive fees are based on the 'New High Net Trading Profits' generated by the Trading Advisor, as defined in the advisory agreement among Series E, the Managing Owner and the Trading Advisor. Incentive fees incurred during Year-To-Date 2003, Year-To-Date 2002, Second Quarter 2003 and Second Quarter 2002 were $258,000, $68,000, $55,000 and $68,000, respectively.

   General and administrative expenses were $69,000, $62,000, $36,000 and $31,000 for Year-To-Date 2003, Year-To-Date 2002, Second Quarter 2003 and Second Quarter 2002, respectively. These expenses include accounting, audit, tax and legal fees as well as printing and postage costs related to reports sent to limited owners, and are before reimbursement of costs incurred by the Managing Owner on behalf of Series E. To the extent that general and administrative expenses exceed 1.5% of Series E's net asset value during the year (with a maximum of 0.5% attributable to other than legal and audit expenses) such amounts are borne by the Managing Owner and its affiliates. Because applicable expenses exceeded these limits during Year-To-Date 2002 and Second Quarter 2002, a portion of these expenses were borne by the Managing Owner and its affiliates, resulting in a net cost to Series E of $52,000 and $27,000, respectively, during those periods.

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

   The following table presents the trading value at risk associated with Series E's open positions by market sector at June 27, 2003 and December 31, 2002. All open position trading risk exposures of Series E have been included in calculating the figure set forth below. At June 27, 2003 and December 31, 2002, Series E had total capitalizations of approximately $48.4 million and $26.5 million, respectively.

                                                       June 27, 2003                 December 31, 2002
                                               -----------------------------    ----------------------------
                                                Value at        % of Total       Value at       % of Total
Market Sector                                     Risk        Capitalization       Risk       Capitalization
------------------------------------------------------------------------------------------------------------
Interest rates                                 $ 3,377,828          6.98%       $1,024,799          3.86%
Currencies                                         597,861          1.23         1,459,415          5.50
Commodities                                      2,268,883          4.69         1,266,350          4.77
Stock indices                                    4,200,472          8.68           332,696          1.25
                                               -----------       -------        ----------       -------
   Total                                       $10,445,044         21.58%       $4,083,260         15.38%
                                               -----------       -------        ----------       -------
                                               -----------       -------        ----------       -------

   The following table presents the average trading value at risk of Series E's open positions by market sector for Year-To-Date 2003 and Second Quarter 2003.

                                            Year-To-Date 2003                  Second Quarter 2003
                                     --------------------------------    --------------------------------
                                      Value at     % of Average Total     Value at     % of Average Total
          Market Sector                 Risk         Capitalization         Risk         Capitalization
---------------------------------------------------------------------------------------------------------
Interest rates                       $1,593,201            3.99%         $1,774,338            3.84%
Currencies                            1,363,220            3.41           1,305,356            2.83
Commodities                           1,286,380            3.22           1,152,465            2.50
Stock indices                         2,417,633            6.05           2,919,263            6.33
                                     ----------    ------------------    ----------    ------------------
   Total                             $6,660,434           16.67%         $7,151,422           15.50%
                                     ----------    ------------------    ----------    ------------------
                                     ----------    ------------------    ----------    ------------------

   Based on average trading value at risk during Year-To-Date 2003 and Second Quarter 2003 as well as value at risk at June 27, 2003, Series E experienced some significant fluctuations in components of its value at risk, relative to capitalization levels, as compared to value at risk at December 31, 2002.

Throughout Year-To-Date 2003 and at June 27, 2003, there was a reduction in average trading value at risk and value at risk, respectively, in the currencies and commodities sectors as compared to the level at December 31, 2002. The decline in the currencies sector was attributable to a reduction in a variety of positions during a period of increasing average capitalization. At June 27, 2003 and throughout Year-To-Date 2003, Series E continues to have exposure from positions in the Euro and in the local currencies of some G-8 countries, but Series E had a reduced exposure in certain currencies of the G-8 countries as well as to the Thailand thaibaht, the Swiss franc, and the Mexican peso after December 31, 2002. The decline in the commodities sector is primarily attributable to reduced exposure to the energy markets throughout Year-To-Date 2003.

Throughout Year-To-Date 2003 and at June 27, 2003, there was an increase in average trading value at risk and value at risk, respectively, in the stock indices sector as compared to the level at December 31, 2002. The increase was primarily attributable to significant increases in the number of positions taken in various stock indices including the NASDAQ 100, the S&P 500, the euro DAX and the Tse Topix.

Item 4. CONTROLS AND PROCEDURES

   As of the end of the period covered by this report, the Managing Owner carried out an evaluation, under the supervision and with the participation of the officers of the Managing Owner, including the Managing Owner's chief executive officer and chief financial officer, of the effectiveness of the design and operation of Series E's disclosure controls and procedures. Based upon that evaluation, the Managing Owner's chief executive officer and chief financial officer concluded that Series E's disclosure controls and procedures are effective.

                           PART II. OTHER INFORMATION

   Item 1. Legal Proceedings--There are no material legal proceedings pending by or against the Registrant or the Managing Owner

   Item 2. Changes in Securities--The following table presents sales of unregistered interests (i.e. general interests) exempt from registration under Section 4(2) of the Securities Act of 1933 during the period from January 1, 2003 to June 27, 2003.

                                                          Amount of
                                               -------------------------------
                           Date of Sale        Interests sold    Cash received
                      --------------------------------------------------------
                      February 10, 2003               700          $ 124,852
                      April 7, 2003                 1,000            165,390
                                                  -------        -------------
                           Total                    1,700          $ 290,242
                                                  -------        -------------
                                                  -------        -------------

Item 3. Defaults Upon Senior Securities--None

Item 4. Submission of Matters to a Vote of Security Holders--None

Item 5. Other Information-- Effective May 2003, Ronald J. Ivans was elected by the Board of Directors of Prudential Securities Futures Management Inc. as Chief Financial Officer and Treasurer replacing Steven Weinreb.

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

      31.1--Certification pursuant to Exchange Act Rules 13a-14 and
            15d-14 (filed herewith)

      31.2--Certification pursuant to Exchange Act Rules 13a-14 and
            15d-14 (filed herewith)

      32.1--Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the SARBANES-OXLEY Act of 2002 (furnished herewith)

      32.2--Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the SARBANES-OXLEY Act of 2002 (furnished herewith)

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

WORLD MONITOR TRUST II--SERIES E

By: Prudential Securities Futures Management Inc.
    A Delaware corporation, Managing Owner

     By: /s/ Ronald J. Ivans                      Date: August 11, 2003
     ----------------------------------------
     Ronald J. Ivans
     Chief Financial Officer