Form 10-Q
period 2003-09-26
WORLD MONITOR TRUST II SERIES E
filed 2003-11-10
CIK 1090701

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended September 26, 2003

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _______________________ to ______________________

Commission file number: 0-32687

                        WORLD MONITOR TRUST II--SERIES E
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

Delaware                                             13-4058319
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation   (I.R.S. Employer Identification
or organization)                                No.)

One New York Plaza, 13th Floor, New York, New York        10292
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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                      September 26,     December 31,
                                                                          2003              2002
----------------------------------------------------------------------------------------------------
ASSETS
Cash in commodity trading accounts                                     $45,537,615      $25,058,188
Net unrealized (loss) gain on open futures contracts                    (1,623,885)       1,772,644
Net unrealized gain on open forward contracts                                   --           43,721
Accrued interest receivable                                                 37,488               --
                                                                      -------------     ------------
Total assets                                                           $43,951,218      $26,874,553
                                                                      -------------     ------------
                                                                      -------------     ------------
LIABILITIES AND TRUST CAPITAL
Liabilities
Commissions and other transaction fees payable                         $   220,716      $   135,497
Accrued expenses payable                                                   100,753           89,968
Management fees payable                                                     70,011           43,883
Net unrealized loss on open forward contracts                               23,027               --
Redemptions payable                                                         12,961               --
Incentive fees payable                                                       1,148           65,555
                                                                      -------------     ------------
Total liabilities                                                          428,616          334,903
                                                                      -------------     ------------
Commitments
Trust capital
Limited interests (278,132.214 and 165,673.643 interests
  outstanding)                                                          42,966,475       26,238,737
General interests (3,600 and 1,900 interests outstanding)                  556,127          300,913
                                                                      -------------     ------------
Total trust capital                                                     43,522,602       26,539,650
                                                                      -------------     ------------
Total liabilities and trust capital                                    $43,951,218      $26,874,553
                                                                      -------------     ------------
                                                                      -------------     ------------
Net asset value per limited and general interest                       $    154.48      $    158.38
                                                                      -------------     ------------
                                                                      -------------     ------------
----------------------------------------------------------------------------------------------------
           The accompanying notes are an integral part of these statements.

                        WORLD MONITOR TRUST II--SERIES E
                          (a Delaware Business Trust)
                       Condensed Schedules of Investments
                                  (Unaudited)

                                                September 26, 2003                  December 31, 2002
                                         --------------------------------    --------------------------------
                                         Net Unrealized                      Net Unrealized
                                          Gain (Loss)                         Gain (Loss)
                                           as a % of       Net Unrealized      as a % of       Net Unrealized
Futures and Forward Contracts            Trust Capital      Gain (Loss)      Trust Capital      Gain (Loss)
-------------------------------------------------------------------------------------------------------------
Futures contracts purchased:
  Stock indices                                             $ (1,004,401)                        $       --
  Interest rates                                                      --                            421,731
  Currencies                                                     712,278                            989,817
  Commodities                                                   (184,397)                           204,590
                                                           --------------                      --------------
     Net unrealized (loss) gain on
     futures contracts purchased              (1.09)%           (476,520)          6.09%          1,616,138
                                                           --------------                      --------------
Futures contracts sold:
  Stock indices                                                    3,390                             63,999
  Interest rates                                                (802,306)                              (421)
  Currencies                                                     (57,545)                           104,559
  Commodities                                                   (290,904)                           (11,631)
                                                           --------------                      --------------
     Net unrealized (loss) gain on
     futures contracts sold                   (2.64)          (1,147,365)          0.59             156,506
                                             ------        --------------        ------        --------------
     Net unrealized (loss) gain on
     futures contracts                        (3.73)%       $ (1,623,885)          6.68%         $1,772,644
                                             ------        --------------        ------        --------------
                                             ------        --------------        ------        --------------
Forward currency contracts purchased           0.09%        $     39,585           0.01%         $    2,833
Forward currency contracts sold               (0.14)             (62,612)          0.15              40,888
                                             ------        --------------        ------        --------------
     Net unrealized (loss) gain on
     forward contracts                        (0.05)%       $    (23,027)          0.16%         $   43,721
                                             ------        --------------        ------        --------------
                                             ------        --------------        ------        --------------
Settlement Currency--Futures Contracts
  British pound                               (0.67)%       $   (291,171)          0.50%         $  133,017
  Japanese yen                                (0.28)            (122,956)          0.13              35,657
  Canadian dollars                            (0.38)            (164,390)          0.52             137,683
  U.S. dollar                                 (0.18)             (79,948)          3.48             923,280
  Swiss francs                                (0.09)             (38,488)          0.79             210,417
  Australian dollars                           0.10               45,308           0.16              41,875
  Euro                                        (2.26)            (984,126)          1.10             290,715
  Hong Kong dollars                            0.03               11,886             --                  --
                                             ------        --------------        ------        --------------
     Total                                    (3.73)%       $ (1,623,885)          6.68%         $1,772,644
                                             ------        --------------        ------        --------------
                                             ------        --------------        ------        --------------
Settlement Currency--Forward Contracts
     U.S. dollar                              (0.05)%       $    (23,027)          0.16%         $   43,721
                                             ------        --------------        ------        --------------
                                             ------        --------------        ------        --------------
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

                        WORLD MONITOR TRUST II--SERIES E
                          (a Delaware Business Trust)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                              For the period from   For the period from   For the period from   For the period from
                              January 1, 2003 to    January 1, 2002 to     June 28, 2003 to      June 29, 2002 to
                              September 26, 2003    September 27, 2002    September 26, 2003    September 27, 2002
-------------------------------------------------------------------------------------------------------------------
REVENUES
Net realized gain (loss) on
  commodity transactions          $ 3,534,955           $ 4,936,020           $(5,225,831)          $ 4,359,922
Change in net unrealized
  gain/loss on open
  commodity positions              (3,463,277)              547,285             2,022,491               (84,233)
Interest income                       346,677               167,324               111,475                77,521
                              -------------------   -------------------   -------------------   -------------------
                                      418,355             5,650,629            (3,091,865)            4,353,210
                              -------------------   -------------------   -------------------   -------------------
EXPENSES
Commissions and other
  transaction fees                  2,038,078               615,895               759,225               276,656
Management fees                       643,466               194,798               237,798                89,902
Incentive fees                        259,338               920,588                 1,148               852,812
General and administrative            117,294               104,092                48,312                41,927
                              -------------------   -------------------   -------------------   -------------------
                                    3,058,176             1,835,373             1,046,483             1,261,297
General and administrative
  expenses borne by the
  Managing Owner and its
  affiliates                               --               (19,688)                   --                (9,217)
                              -------------------   -------------------   -------------------   -------------------
Net expenses                        3,058,176             1,815,685             1,046,483             1,252,080
                              -------------------   -------------------   -------------------   -------------------
Net income (loss)                 $(2,639,821)          $ 3,834,944           $(4,138,348)          $ 3,101,130
                              -------------------   -------------------   -------------------   -------------------
                              -------------------   -------------------   -------------------   -------------------
ALLOCATION OF NET INCOME
  (LOSS)
Limited interests                 $(2,604,793)          $ 3,787,428           $(4,085,551)          $ 3,062,942
                              -------------------   -------------------   -------------------   -------------------
                              -------------------   -------------------   -------------------   -------------------
General interests                 $   (35,028)          $    47,516           $   (52,797)          $    38,188
                              -------------------   -------------------   -------------------   -------------------
                              -------------------   -------------------   -------------------   -------------------
NET INCOME (LOSS) PER
  WEIGHTED AVERAGE LIMITED
  AND GENERAL INTEREST
Net income (loss) per
  weighted average limited
  and general interest            $    (10.62)          $     40.32           $    (14.55)          $     27.17
                              -------------------   -------------------   -------------------   -------------------
                              -------------------   -------------------   -------------------   -------------------
Weighted average number of
  limited and general
  interests outstanding               248,482                95,122               284,446               114,131
                              -------------------   -------------------   -------------------   -------------------
                              -------------------   -------------------   -------------------   -------------------

-------------------------------------------------------------------------------------------------------------------

                     STATEMENT OF CHANGES IN TRUST CAPITAL
                                  (Unaudited)

                                                              LIMITED        GENERAL
                                            INTERESTS        INTERESTS      INTERESTS        TOTAL
-----------------------------------------------------------------------------------------------------
Trust capital--December 31, 2002            167,573.643     $26,238,737     $300,913      $26,539,650
Contributions                               134,826.125      23,021,451      290,242       23,311,693
Net loss                                                     (2,604,793)     (35,028 )     (2,639,821)
Redemptions                                 (20,667.554)     (3,688,920)          --       (3,688,920)
                                           ------------     -----------     ---------     -----------
Trust capital--September 26, 2003           281,732.214     $42,966,475     $556,127      $43,522,602
                                           ------------     -----------     ---------     -----------
                                           ------------     -----------     ---------     -----------
-----------------------------------------------------------------------------------------------------
          The accompanying notes are an integral part of these statements.

                        WORLD MONITOR TRUST II--SERIES E
                          (a Delaware Business Trust)
                         NOTES TO FINANCIAL STATEMENTS
                               September 26, 2003
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of Prudential Securities Futures Management Inc. (the 'Managing Owner'), the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of World Monitor Trust II--Series E ('Series E') as of September 26, 2003 and December 31, 2002 and the results of its operations for the periods from January 1, 2003 to September 26, 2003 ('Year-To-Date 2003'), January 1, 2002 to September 27, 2002 ('Year-To-Date 2002'), June 28, 2003 to September 26, 2003 ('Third Quarter 2003') and June 29, 2002 to September 27, 2002 ('Third Quarter 2002'). However, the operating results for these interim periods may not be indicative of the results expected for a full year.

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

   In February 2003, Prudential Financial, Inc. ('Prudential') and Wachovia Corp. ('Wachovia') announced an agreement to combine their separate retail securities brokerage and clearing businesses under a new holding company named Wachovia/Prudential Financial Advisors, LLC ('WPFA'), to be owned 62% by Wachovia and 38% by Prudential. The transaction closed July 1, 2003. As a result, the retail brokerage operations of Prudential Securities Incorporated ('PSI') were contributed to Wachovia Securities, LLC ('Wachovia Securities'). Wachovia Securities is wholly-owned by WPFA and is a registered broker-dealer and a member of the National Association of Securities Dealers, Inc. ('NASD') and all major securities exchanges. Effective July 1, 2003, PSI changed its name to Prudential Equity Group, Inc. ('PEG'). PEG remains an indirectly wholly-owned subsidiary of Prudential and is a registered broker-dealer and a member of the NASD and all major securities exchanges. PEG continues to conduct the equity research, domestic and international equity sales and trading operations, and commodity brokerage and derivative operations it previously conducted as PSI. The Managing Owner also remains an indirectly wholly-owned subsidiary of Prudential.

   Series E's interests were offered until it substantially achieved its subscription maximum of $50,000,000 on the sale of limited interests during June 2003.

B. Related Parties

   The Managing Owner of Series E is a wholly-owned subsidiary of PEG, which, in turn, is an indirect wholly-owned subsidiary of Prudential. Series E reimburses the Managing Owner or its affiliates for services they perform for Series E, which include, but are not limited to: brokerage services; accounting and financial management; registrar, transfer and assignment functions; investor communications; printing and other administrative services. However, to the extent that general and administrative expenses exceed 1.5% of Series E's net asset value during the year (with a maximum of 0.5% attributable to other than legal and audit expenses) such amounts will be borne by the Managing Owner and its affiliates. Because general and administrative expenses during Year-To-Date 2002 and Third Quarter 2002 exceeded such limitations, a portion of these expenses related to services the Managing Owner performed for Series E, other than brokerage services, have been borne by the Managing Owner and its affiliates. Additionally, PEG or its affiliates paid the costs of organizing Series E and offering its limited interests.

   The expenses incurred by Series E for services performed by the Managing Owner and its affiliates for Series E were:

                                      Year-To-Date    Year-To-Date    Third Quarter     Third Quarter
                                          2003            2002             2003              2002
                                      ------------    ------------    --------------    --------------
Commissions                            $1,914,172       $577,530         $712,869          $262,438
General and administrative                 66,504         54,064           24,906            20,961
                                      ------------    ------------    --------------    --------------
                                        1,980,676        631,594          737,775           283,399
General and administrative expenses
  borne by the Managing Owner and
  its affiliates                               --        (19,688)              --            (9,217)
                                      ------------    ------------    --------------    --------------
                                       $1,980,676       $611,906         $737,775          $274,182
                                      ------------    ------------    --------------    --------------
                                      ------------    ------------    --------------    --------------

   Expenses payable to the Managing Owner and its affiliates as of September 26, 2003 and December 31, 2002 were $59,395 and $31,671, respectively.

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

   PEG, when acting as Series E's futures commission merchant in accepting orders for the purchase or sale of domestic futures contracts, is required by Commodity Futures Trading Commission ('CFTC') regulations to separately account for and segregate as belonging to Series E all assets of Series E relating to domestic futures trading and is not allowed to commingle such assets with other assets of PEG. At September 26, 2003, such segregated assets totalled $10,636,845. Part 30.7 of the CFTC regulations also requires PEG to secure assets of Series E related to foreign futures trading which totalled $33,276,885 at September 26, 2003. There are no segregation requirements for assets related to forward trading.

   As of September 26, 2003, Series E's open futures and forward contracts generally mature within one year, although certain interest rates futures contracts have maturities as distant as December 2004.

D. Financial Highlights

                                        Year-To-Date   Year-To-Date   Third Quarter    Third Quarter
                                            2003           2002            2003             2002
                                        ------------   ------------   --------------   --------------
Performance per Interest
  Net asset value, beginning of period    $ 158.38       $ 129.29        $ 169.15         $ 133.80
                                        ------------   ------------   --------------   --------------
  Net realized gain (loss) and change
     in unrealized gain/loss on
     commodity transactions                   8.05          47.43          (11.38)           37.59
  Interest income                             1.40           1.72             .39              .68
  Net expenses                              (13.35)        (17.37)          (3.68)          (11.00)
                                        ------------   ------------   --------------   --------------
  Net (decrease) increase for the
     period                                  (3.90)         31.78          (14.67)           27.27
                                        ------------   ------------   --------------   --------------
  Net asset value, end of period          $ 154.48       $ 161.07        $ 154.48         $ 161.07
                                        ------------   ------------   --------------   --------------
                                        ------------   ------------   --------------   --------------
Total return                                 (2.46)%        24.58%          (8.67)%          20.38%
Ratio to average net assets
  (annualized)
  Interest income                             1.09%          1.75%            .94%            1.81%
  Net expenses, including 0.81%,
     9.61%, 0.01% and 19.92% of
     incentive fees during
     Year-To-Date 2003, Year-To-Date
     2002, Third Quarter 2003 and
     Third Quarter 2002, respectively         9.60%         18.96%           8.80%           29.24%

   These financial highlights represent the overall results of Series E during Year-To-Date 2003, Year-To-Date 2002, Third Quarter 2003 and Third Quarter 2002. An individual limited owner's actual results may differ depending on the timing of contributions and redemptions.

                        WORLD MONITOR TRUST II--SERIES E
                          (a Delaware Business Trust)
      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

   Series E commenced operations on April 6, 2000 with gross proceeds of $5,157,459 allocated to commodities trading. Additional contributions raised through the continuous offering during Year-To-Date 2003 and for the period from April 6, 2000 (commencement of operations) to June 27, 2003 were $23,311,693 and $45,279,587, respectively. Series E's interests were offered until it substantially achieved its subscription maximum of $50,000,000 on the sale of limited interests during June 2003.

   Limited interests in Series E may be redeemed on a weekly basis but are subject to a redemption fee if transacted within one year of the effective date of purchase. Redemptions of limited interests for Year-To-Date 2003, Third Quarter 2003 and for the period from April 6, 2000 (commencement of operations) to September 26, 2003 totalled $3,688,920, $735,888 and $9,599,578, respectively. Since inception, the only redemptions of general interests occurred during Second Quarter 2001 totalling $19,576. Additionally, Interests owned in any series of World Monitor Trust II (Series D, E or F) may be exchanged, without any charge, for interests of one or more other series of World Monitor Trust II on a weekly basis for as long as interests in those series are being offered to the public. Series E and World Monitor Trust II--Series F are no longer offered to the public as those series substantially achieved their subscription maximums during June 2003 and July 2003, respectively. In addition, since July 2003, the offering of interests in World Monitor Trust II--Series D ('Series D') has been temporarily suspended, pending certain regulatory approvals that the Managing Owner expects to obtain in the near future. Accordingly, at this time, interests may not be exchanged. Exchanges from Series E into Series D may resume once the requirements discussed above are complied with. Future redemptions and exchanges will impact the amount of funds available for investment in commodity contracts in subsequent periods.

   At September 26, 2003, 100% of Series E's net assets were allocated to commodities trading. A significant portion of the net assets is held in cash which is used as margin for trading in commodities. Inasmuch as the sole business of Series E is to trade in commodities, Series E continues to own such liquid assets to be used as margin. PEG credits Series E with interest income on 100% of its average daily equity maintained in its accounts with PEG during each month at the 13-week Treasury bill discount rate.

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

Results of Operations

   The net asset value per interest as of September 26, 2003 was $154.48, a decrease of 2.46% from the December 31, 2002 net asset value per interest of $158.38 and a decrease of 8.67% from the June 27, 2003 net asset value per interest of $169.15. Past performance is not necessarily indicative of future results.

   Series E's trading gains and (losses) before commissions and related fees were $72,000, $5,483,000, $(3,203,000) and $4,276,000 during Year-To-Date 2003,
Year-To-Date 2002, Third Quarter 2003 and Third Quarter 2002, respectively. Due to the nature of Series E's trading activities, a period to period comparison of its trading results is not meaningful. However, a detailed discussion of Series E's Third Quarter 2003 trading results is presented below.

Quarterly Market Overview

   In the U.S., the third quarter of 2003 was marked by an economic growth rate of 7.2 percent--the fastest rate since 1984--which was boosted by strong consumer and business spending. Leading indicators rose throughout July and August, but fell 0.2 percent in September, the first decline in four months. Manufacturing and industrial production grew throughout the quarter, although at a slower pace, as new orders and production gradually strengthened. Child tax credit checks arrived in July and August in time for the crucial back-to-school retail sales period boosting disposable income to its biggest gain in a year. Consumer spending, which makes up two-thirds of the economy, rose throughout most of the quarter as retail sales increased 1.4 percent in July--the largest increase in four months--and 0.6 percent in August, but cooled in September. Housing, automobile and durable goods markets aided by incentives and low-interest rates continued at a high clip. However, consumer confidence was mixed in July and declined in September to the lowest level since the war in Iraq as a result of higher gas prices and continued job losses. Despite a slowdown in layoffs, hiring has not picked up as companies continued to focus on becoming more efficient. The U.S. economy lost 49,000 jobs in July and a record 93,000 jobs in August. The majority of job losses occurred in the manufacturing sector, which experienced its 38th consecutive monthly drop in employment in September. Non-farm payrolls, mostly in the private sector, rose for the first time in eight months in September. Watching over the weak labor market, the U.S. Federal Reserve maintained the target for the federal funds rate at one percent, a 45-year low, at both its August and September meetings.

   The global economy experienced mixed growth in the third quarter. Widening deficits, rising unemployment, declining business and consumer confidence and sluggish economic growth continued to dog the 12-nation euro zone. The European Central Bank left rates untouched at the end of September. The outlook was rosier in Japan as capital spending spurred a recovery from its third recession in a decade. Unemployment reached its lowest level since mid-2001, and although Japanese consumer spending remained flat, business investments have gradually grown.

   Indices: The three major U.S. market gauges (Dow Jones Industrial Average, S&P 500 and NASDAQ) boasted a second quarter of gains after three years of declines, even though they finished lower in September. Stronger corporate earnings, growth in capital and consumer spending and a third consecutive month of manufacturing growth boosted stock prices. Toward the end of September, the Dow Jones Industrial Average, S&P 500 and NASDAQ declined based on weak economic data and a rush by investors to lock in third quarter gains. Japanese stocks experienced their biggest sell-off in two years as a result of the pullback in U.S. equities and the U.S. dollar's 33-month low against the yen. Investors were concerned about poor consumer confidence figures, weak third-quarter earnings results, high stock valuations, sketchy corporate governance, persistent job market weakness, escalating conflict in the Middle East, and a production cut by OPEC. Nonetheless, the Japanese Nikkei reached a 15-month high in mid-September with an overall gain of 12.5 percent. Most Asian markets reported robust returns with European markets edging upwards throughout the quarter resulting in two consecutive quarters of gains for global stock markets.

   Interest Rates: Volatility marked the performance of U.S. Treasuries, as prices fell 1.9 percent with yields rising to 3.9 percent in the third quarter. The majority of damage occurred in July as U.S. Treasuries posted their worst monthly return in more than two decades when investors shifted their allocations from bonds to stocks on the basis of stronger economic data. Prices rebounded in August, but dipped again in mid-September as a result of profit taking ahead of economic data reports. U.S. Treasury prices jumped at the end of September on the back of soft consumer confidence figures, depressed job market reports, slower manufacturing activity reports, and a weaker dollar. As a result of improved world growth, global bond yields began low at the beginning of the quarter and rose in every major developed bond market with Japanese bonds experiencing the greatest rise in yields.

   Currencies: In the foreign exchange markets, the U.S. dollar remained weak and fell at the end of September when the Group of 7 and the U.S. Treasury Secretary John Snow called for more exchange rate flexibility and further supported a weak dollar policy. The dollar declined to a 33-month low against the Japanese yen reversing only after intervention by the Bank of Japan. News of the intervention forced European currencies lower. However, the Euro ended the quarter at its highest level against the dollar since mid-June.

   Energies: To hedge against inflation, investors began buying oil in August. Unexpected growth in U.S. inventories drove oil prices lower, reaching four-month lows. Oil prices spiked in September as OPEC announced an output reduction of 3.5 percent ahead of peak winter demand to stem the decline in prices. Prices stabilized slightly when investors realized supplies appeared to be sufficient but ended the quarter at the highest level in three weeks.

Quarterly Performance of Series E

   The following is a summary of performance for the major sectors in which Series E traded:

   Interest Rates (-): Improved domestic economic growth led to a decline in bond prices and net losses in long U.S. Treasury, European and British bond positions.

   Energies (-): OPEC's announcement to cut production caused a significant rally in energy prices. Short light crude and gas oil positions led to net losses. An increase in storage in June as well as a relatively cool summer led to a decline in natural gas prices and net losses for long positions.

   Currencies (-): The Group of 7's support of a weak U.S. dollar led to the strengthening of major global currencies. Short Swiss franc, Japanese yen/British pound cross-rate and euro positions resulted in net losses.

   Grains (-): Short corn and wheat positions resulted in net losses as drought conditions drove prices upward.

   Softs (-): High volatility in the softs markets led to net losses in sugar positions.

   Indices (+): Long NASDAQ, Japanese TOPIX and Japanese Nikkei Dow index positions resulted in net gains as U.S. and major global stock markets rose for the second consecutive quarter.

   Metals (+): Speculation that manufacturers will boost metal purchases increased base metal prices and led to net gains in nickel and copper positions.

   Series E's average net asset levels were significantly higher during Year-To-Date 2003 as compared to Year-To-Date 2002 and Third Quarter 2003 compared to Third Quarter 2002, primarily from additional contributions and favorable trading performance during 2002 and the first half of 2003, partially offset, by redemptions. The increasing asset levels have led to proportionate increases in the amount of commissions and management fees incurred by Series E.

   Interest income is earned on the average daily equity maintained with PEG at the 13-week Treasury bill discount rate and, therefore, varies weekly according to interest rates, trading performance, contributions and redemptions. Interest income increased $179,000 and $34,000 during Year-To-Date 2003 as compared to Year-To-Date 2002 and Third Quarter 2003 as compared to Third Quarter 2002, respectively. These increases were due to the higher overall net asset levels, as discussed above, offset, in part, by lower overall interest rates during Year-To-Date 2003 versus Year-To-Date 2002.

   Commissions are calculated on Series E's net asset value at the end of each week and, therefore, vary according to weekly trading performance, contributions and redemptions. Other transaction fees consist of National Futures Association, exchange and clearing fees as well as floor brokerage costs and give-up charges, which are based on the number of trades the trading advisor executes, as well as which exchange, clearing firm or bank on, or through, which the contract is traded. Commissions and other transaction fees increased $1,422,000 and $483,000 during Year-To-Date 2003 as compared to Year-To-Date 2002 and Third Quarter 2003 as compared to Third Quarter 2002, respectively, due to the increase in average net asset levels as discussed above.

   All trading decisions for Series E are made by Graham Capital Management, L.P. (the 'Trading Advisor'). Management fees are calculated on Series E's net asset value at the end of each week and, therefore, are affected by weekly trading performance, contributions and redemptions. Management fees increased $449,000 and $148,000 during Year-To-Date 2003 as compared to Year-To-Date 2002 and Third Quarter 2003 as compared to Third Quarter 2002, respectively, due to the increase in average net asset levels as discussed above.

   Incentive fees are based on the 'New High Net Trading Profits' generated by the Trading Advisor, as defined in the advisory agreement among Series E, the Managing Owner and the Trading Advisor. Incentive fees incurred during Year-To-Date 2003, Year-To-Date 2002, Third Quarter 2003 and Third Quarter 2002 were $259,000, $921,000, $1,000 and $853,000, respectively.

   General and administrative expenses were $117,000, $104,000, $48,000 and $42,000 for Year-To-Date 2003, Year-To-Date 2002, Third Quarter 2003 and Third Quarter 2002, respectively. These expenses include accounting, audit, tax and legal fees as well as printing and postage costs related to reports sent to limited owners, and are before reimbursement of costs incurred by the Managing Owner on behalf of Series E. To the extent that general and administrative expenses exceed 1.5% of Series E's net asset value during the year (with a maximum of 0.5% attributable to other than legal and audit expenses) such amounts are borne by the Managing Owner and its affiliates. Because applicable expenses exceeded these limits during Year-To-Date 2002 and Third Quarter 2002, a portion of these expenses were borne by the Managing Owner and its affiliates, resulting in a net cost to Series E of $84,000 and $33,000, respectively, during those periods.

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

   The following table presents the trading value at risk associated with Series E's open positions by market sector at September 26, 2003 and December 31, 2002. All open position trading risk exposures of Series E have been included in calculating the figure set forth below. At September 26, 2003 and December 31, 2002, Series E had total capitalizations of approximately $43.5 million and $26.5 million, respectively.

                                                     September 26, 2003              December 31, 2002
                                                ----------------------------    ----------------------------
                                                 Value at       % of Total       Value at       % of Total
Market Sector                                      Risk       Capitalization       Risk       Capitalization
------------------------------------------------------------------------------------------------------------
Interest rates                                  $  530,868          1.22%       $1,024,799          3.86%
Currencies                                       1,531,976          3.52         1,459,415          5.50
Commodities                                      1,670,888          3.84         1,266,350          4.77
Stock indices                                    3,615,816          8.31           332,696          1.25
                                                ----------       -------        ----------       -------
   Total                                        $7,349,548         16.89%       $4,083,260         15.38%
                                                ----------       -------        ----------       -------
                                                ----------       -------        ----------       -------

   The following table presents the average trading value at risk of Series E's open positions by market sector for Year-To-Date 2003 and Third Quarter 2003.

                                            Year-To-Date 2003                   Third Quarter 2003
                                     --------------------------------    --------------------------------
                                      Value at     % of Average Total     Value at     % of Average Total
          Market Sector                 Risk         Capitalization         Risk         Capitalization
---------------------------------------------------------------------------------------------------------
Interest rates                       $1,299,103            3.10%         $1,304,114            2.77%
Currencies                            1,232,388            2.93             844,800            1.79
Commodities                           1,497,840            3.57           2,060,657            4.37
Stock indices                         2,936,723            7.00           4,161,069            8.83
                                     ----------    ------------------    ----------    ------------------
   Total                             $6,966,054           16.60%         $8,370,640           17.76%
                                     ----------    ------------------    ----------    ------------------
                                     ----------    ------------------    ----------    ------------------

   Based on average trading value at risk during Year-To-Date 2003 and Third Quarter 2003 as well as value at risk at September 26, 2003, Series E experienced some significant fluctuations in components of its value at risk, relative to capitalization levels, as compared to value at risk at December 31, 2002.

   In the currencies sector, there was a decrease in average trading value at risk throughout Year-To-Date 2003 and there was a decrease in value at risk relative to capitalization levels at September 26, 2003, both as compared to the level at December 31, 2002. These declines in the currencies sector were attributable to either a reduction in a variety of positions or not very significant increases in the number of positions held in the currency sector during a period of increasing average capitalization. At September 26, 2003 and throughout Year-To-Date 2003, Series E continues to have exposure from positions in the Euro and in the local currencies of some G-8 countries, but Series E had a reduced exposure in certain currencies of the G-8 countries as well as to the Thailand thaibaht, the Swiss franc, and the Mexican peso after December 31, 2002.

   At September 26, 2003, there was a decrease in value at risk in the interest rates sector as compared to December 31, 2002. This reflects a decrease in the number of positions held in U.S. Treasury, European, Japanese and British bonds at September 26, 2003 as compared to the number of positions held at December 31, 2002.

   Throughout Year-To-Date 2003 and at September 26, 2003, there was an increase in average trading value at risk and value at risk, respectively, in the stock indices sector as compared to the level at December 31, 2002. The increase was primarily attributable to the significant increases in the number of positions taken in various stock indices including the NASDAQ 100, the S&P 500, and the euro DAX.

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


   There have not been any changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II. OTHER INFORMATION

   Item 1. Legal Proceedings--There are no material legal proceedings pending by or against the Registrant or the Managing Owner

   Item 2. Changes in Securities--The following table presents sales of unregistered interests (i.e. general interests) exempt from registration under Section 4(2) of the Securities Act of 1933 during the period from January 1, 2003 to September 26, 2003.

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

WORLD MONITOR TRUST II--SERIES E

By: Prudential Securities Futures Management Inc.
    A Delaware corporation, Managing Owner

     By: /s/ Ronald J. Ivans                      Date: November 10, 2003
     ----------------------------------------
     Ronald J. Ivans
     Chief Financial Officer