Form 10-Q
period 2004-03-26
WORLD MONITOR TRUST II SERIES E
filed 2004-05-10
CIK 1090701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 26, 2004

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

Registrant’s telephone number, including area code (212) 778-1000

N/A

Former name, former address and former fiscal year, if changed since last report

Indicate by check Ö whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  Ö  No

Indicate by check Ö whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes       No  Ö

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WORLD MONITOR TRUST II—SERIES E

(a Delaware Business Trust)

STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	March 26 , 2004	December 31, 2003

ASSETS

Cash in commodity trading accounts	$49,581,560	$46,176,633

Net unrealized gain on open futures contracts	3,256,505	3,004,530

Accrued interest receivable	43,059	—

Total assets	$52,881,124	$49,181,163

LIABILITIES AND TRUST CAPITAL

Liabilities

Incentive fees payable	$1,396,478	$502,216

Redemptions payable	390,419	—

Commissions and other transaction fees payable	250,339	271,713

Management fees payable	82,304	86,742

Accrued expenses payable	69,176	117,756

Unrealized loss on open forward contracts	—	6,394

Total liabilities	2,188,716	984,821

Commitments

Trust capital

Limited interests (260,482.106 and 270,410.850 interests outstanding)	50,185,327	47,714,287

General interests (2,632 and 2,732 interests outstanding)	507,081	482,055

Total trust capital	50,692,408	48,196,342

Total liabilities and trust capital	$52,881,124	$49,181,163

Net asset value per limited and general interest	$192.66	$176.45

The accompanying notes are an integral part of these statements.

WORLD MONITOR TRUST II—SERIES E

(a Delaware Business Trust)

CONDENSED SCHEDULES OF INVESTMENTS

(Unaudited)

	March 26, 2004		December 31, 2003
Futures and Forward Contracts	Net Unrealized Gain (Loss) as a % of Trust Capital	Net Unrealized Gain (Loss)	Net Unrealized Gain (Loss) as a % of Trust Capital	Net Unrealized Gain (Loss)

Futures contracts purchased:

Interest rates		$2,377,677		$(39,381)

Stock indices		139,747		1,599,113

Currencies		—		725,729

Commodities		1,792,079		3,376,106

Net unrealized gain on futures contracts purchased	8.50%	4,309,503	11.74%	5,661,567

Futures contracts sold:

Stock indices		—		61,440

Currencies		18,032		(360,141)

Commodities		(1,071,030)		(2,358,336)

Net unrealized loss on futures contracts sold	(2.08)	(1,052,998)	(5.51)	(2,657,037)

Net unrealized gain on futures contracts	6.42%	$3,256,505	6.23%	$3,004,530

Forward currency contracts purchased:

Net unrealized loss on forward contracts purchased	—%	$—	(0.01)%	$(6,217)
Forward currency contracts sold:

Net unrealized loss on forward contracts sold	—	—	—	(177)

Net unrealized loss on forward contracts	—%	$—	(0.01)%	$(6,394)

Settlement Currency—Futures Contracts

Australian dollar	0.09%	$44,526	—%	$331

British pound	0.42	214,391	0.09	41,957

Canadian dollar	—	—	(0.21)	(101,050)

Euro	1.86	944,340	1.10	529,539

Hong Kong dollar	—	—	0.01	2,878

Japanese yen	0.65	330,047	0.03	15,712

Swiss francs	0.28	143,752	0.08	40,911

U.S. dollar	3.12	1,579,449	5.13	2,474,252

Total	6.42%	$3,256,505	6.23%	$3,004,530

Settlement Currency—Forward Contracts

Canadian dollar	—%	$—	(0.01)%	$(6,394)

Total	—%	$—	(0.01)%	$(6,394)

The accompanying notes are an integral part of these statements.

WORLD MONITOR TRUST II—SERIES E

(a Delaware Business Trust)

STATEMENTS OF OPERATIONS

(Unaudited)

	For the period from January 1, 2004 to March 26, 2004	For the period from January 1, 2003 to March 28, 2003

REVENUES

Net realized gain on commodity transactions	$6,283,393	$4,667,579

Change in net unrealized gain/loss on open commodity positions	258,369	(2,681,825)

Interest income	115,736	100,430

	6,657,498	2,086,184

EXPENSES

Commissions and other transaction fees	764,586	513,559

Management fees	245,398	164,217

Incentive fees	1,209,951	203,213

General and administrative	37,215	33,116

	2,257,150	914,105

Net income	$4,400,348	$1,172,079

ALLOCATION OF NET INCOME

Limited interests	$4,356,252	$1,161,635

General interests	$44,096	$10,444

NET INCOME PER WEIGHTED AVERAGE LIMITED AND GENERAL INTEREST

Net income per weighted average limited and general interest	$16.31	$6.14

Weighted average number of limited and general interests outstanding	269,783	190,858

STATEMENT OF CHANGES IN TRUST CAPITAL

(Unaudited)

	INTERESTS	LIMITED INTERESTS	GENERAL INTERESTS	TOTAL

Trust capital—December 31, 2003	273,142.850	$47,714,287	$482,055	$48,196,342

Net income		4,356,252	44,096	4,400,348

Redemptions	(10,028.744)	(1,885,212)	(19,070)	(1,904,282)

Trust capital—March 26, 2004	263,114.106	$50,185,327	$507,081	$50,692,408

The accompanying notes are an integral part of these statements.

WORLD MONITOR TRUST II—SERIES E

(a Delaware Business Trust)

NOTES TO FINANCIAL STATEMENTS

MARCH 26, 2004

(Unaudited)

A. General

These financial statements have been prepared without audit. In the opinion of Prudential Securities Futures Management Inc. (the “Managing Owner”), the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of World Monitor Trust II—Series E (“Series E”) as of March 26, 2004 and December 31, 2003 and the results of its operations for the periods from January 1, 2004 to March 26, 2004 (“First Quarter 2004”) and January 1, 2003 to March 28, 2003 (“First Quarter 2003”). However, the operating results for the interim periods may not be indicative of the results expected for a full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in Series E’s annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2003.

On July 1, 2003, Prudential Financial, Inc. (“Prudential”) and Wachovia Corp. (“Wachovia”) combined their separate retail securities brokerage and clearing businesses under a new holding company named Wachovia/Prudential Financial Advisors, LLC (“WPFA”), owned 62% by Wachovia and 38% by Prudential. As a result, the retail brokerage operations of Prudential Securities Incorporated (“PSI”) were contributed to Wachovia Securities, LLC (“Wachovia Securities”). Wachovia Securities is wholly-owned by WPFA and is a registered broker-dealer and a member of the National Association of Securities Dealers, Inc. (“NASD”) and all major securities exchanges. Series E and its managing owner, Prudential Securities Futures Management Inc., entered into a service agreement with Wachovia Securities, effective July 1, 2003. Pursuant to this agreement, Wachovia Securities agrees to provide certain enumerated services to accounts of the limited interest owners carried at Wachovia. Effective July 1, 2003, PSI changed its name to Prudential Equity Group, Inc. Effective February 2, 2004, Prudential Equity Group, Inc. was converted to a limited liability company named Prudential Equity Group, LLC (“PEG”). PEG remains an indirectly wholly-owned subsidiary of Prudential. PEG was a registered broker-dealer and a member of the NASD and all major securities exchanges and conducted the equity research, domestic and international equity sales and trading operations, and commodity brokerage and derivative operations it had previously conducted as PSI until December 31, 2003. As part of the process of reorganizing its business structure, Prudential Securities Group Inc. (“PSG”), the direct parent of PEG and a wholly-owned subsidiary of Prudential, transferred the commodity brokerage, commodity clearing and derivative operations previously performed by PEG to another PSG indirect wholly-owned subsidiary, Prudential Financial Derivatives, LLC (“PFD”) effective January 1, 2004. PFD is registered as a futures commission merchant under the Commodity Exchange Act and is a member of the National Futures Association.

B. Related Parties

The Managing Owner of Series E is a wholly-owned subsidiary of PEG. Series E reimburses the Managing Owner or its affiliates for services they perform for Series E, which include, but are not limited to: brokerage services; accounting and financial management; registrar, transfer and assignment functions; investor communications; printing and other administrative services. However, to the extent that general and administrative expenses exceed 1.5% of Series E’s net asset value during the year (with a maximum of 0.5% attributable to other than legal and audit expenses) such amounts will be borne by the Managing Owner and its affiliates. General and administrative expenses during First Quarter 2004 and First Quarter 2003 did not exceed such limitations. Additionally, PEG or its affiliates paid the costs of organizing Series E and all costs of offering its limited interests.

The expenses incurred by Series E for services performed by the Managing Owner and its affiliates for Series E were:

	First Quarter 2004	First Quarter 2003
Commissions	$721,927	$484,139
General and administrative	15,113	20,798

	$737,040	$504,937

Expenses payable to the Managing Owner and its affiliates as of March 26, 2004 and December 31, 2003 were $23,750 and $69,443, respectively.

All of the proceeds of the offering of Series E are received in the name of Series E and are deposited in trading or cash accounts at PFD, Series E’s commodity broker. Series E’s assets are maintained with PFD for margin purposes. Series E receives interest income on 100% of its average daily equity maintained in its accounts with PFD during each month at the 13-week Treasury bill discount rate.

Series E, acting through its trading advisor, may execute over-the-counter, spot, forward and/or option foreign exchange transactions with PFD. PFD then engages in back-to-back trading with an affiliate, Prudential-Bache Global Markets Inc. (“PBGM”). PBGM attempts to earn a profit on such transactions. PBGM keeps its prices on foreign currency competitive with other interbank currency trading desks. All over-the-counter currency transactions are conducted between PFD and PBGM pursuant to a line of credit. PFD may require that collateral be posted against the marked-to-market positions of Series E.

C. Derivative Instruments and Associated Risks

Series E is exposed to various types of risk associated with the derivative instruments and related markets in which it invests. These risks include, but are not limited to, risk of loss from fluctuations in the value of derivative instruments held (market risk) and the inability of counterparties to perform under the terms of Series E’s investment activities (credit risk).

Market risk

Trading in futures and forward contracts (including foreign exchange) involves entering into contractual commitments to purchase or sell a particular commodity at a specified date and price. The gross or face amount of the contracts, which is typically many times that of Series E’s net assets being traded, significantly exceeds Series E’s future cash requirements since Series E intends to close out its open positions prior to settlement. As a result, Series E is generally subject only to the risk of loss arising from the change in the value of the contracts. As such, Series E considers the “fair value” of its derivative instruments to be the net unrealized gain or loss on the contracts. The market risk associated with Series E’s commitments to purchase commodities is limited to the gross or face amount of the contracts held. However, when Series E enters into a contractual commitment to sell commodities, it must make delivery of the underlying commodity at the contract price and then repurchase the contract at prevailing market prices or settle in cash. Since the repurchase price to which a commodity can rise in unlimited, entering into commitments to sell commodities exposes Series E to unlimited risk.

Market risk is influenced by a wide variety of factors including government programs and policies, political and economic events, the level and volatility of interest rates, foreign currency exchange rates, the diversification effects among the derivative instruments Series E holds and the liquidity and inherent volatility of the markets in which Series E trades.

Credit risk

When entering into futures or forward contracts, Series E is exposed to credit risk that the counterparty to the contract will not meet its obligations. The counterparty for futures contracts traded on United States and most foreign futures exchanges is the clearinghouse associated with the particular exchange. In general, clearinghouses are backed by their corporate members who are required to share any financial burden resulting from the nonperformance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearinghouse is not backed by the clearing members (i.e., some foreign exchanges), it is normally backed by a consortium of banks or other financial institutions. On the other hand, there is concentration risk on forward transactions entered into by Series E as PFD, Series E’s commodity broker, is the sole counterparty. Series E has entered into a master netting agreement with PFD and, as a result, presents unrealized gains and losses on open forward positions as a net amount in the statements of financial condition. The amount at risk associated with counterparty nonperformance on all of Series E’s contracts is the net unrealized gain included in the statements of financial condition; however, counterparty non-performance on only certain of Series E’s contracts may result in greater loss than non-performance on all of Series E’s contracts. There can be no assurance that any counterparty, clearing member or clearinghouse will meet its obligations to Series E.

The Managing Owner attempts to minimize both credit and market risks by requiring Series E and its trading advisor to abide by various trading limitations and policies. The Managing Owner monitors compliance with these trading limitations and policies which include, but are not limited to, executing and clearing all trades with creditworthy counterparties; limiting the amount of margin or premium required for any one commodity or all commodities combined; and generally limiting transactions to contracts which are traded in sufficient volume to permit the taking and liquidating of positions. Additionally, pursuant to the advisory agreement among Series E, the Managing Owner and the trading advisor, Series E shall automatically terminate the trading advisor if the net asset value allocated to the trading advisor declines by 40% from the value at the beginning of any year or since the commencement of trading activities. Furthermore, the Trust Agreement provides that Series E will liquidate its positions, and eventually dissolve, if Series E experiences a decline in the net asset value of 50% from the value at the beginning of any year or since the commencement of trading activities. In each case, the decline in net asset value is after giving effect for distributions, contributions and redemptions. The Managing Owner may impose additional restrictions (through modifications of trading limitations and policies) upon the trading activities of the trading advisor as it, in good faith, deems to be in the best interest of Series E.

PFD, when acting as Series E’s futures commission merchant in accepting orders for the purchase or sale of domestic futures contracts, is required by Commodity Futures Trading Commission (“CFTC”) regulations to separately account for and segregate as belonging to Series E all assets of Series E relating to domestic futures trading and is not allowed to commingle such assets with other assets of PFD. At March 26, 2004 and December 31, 2003, such segregated assets totalled $15,527,960 and $14,747,218, respectively. Part 30.7 of the CFTC regulations also requires PFD to secure assets of Series E related to foreign futures trading which totalled $37,310,105 and $34,433,945 at March 26, 2004 and December 31, 2003, respectively. There are no segregation requirements for assets related to forward trading.

As of March 26, 2004, Series E’s open futures and forward contracts generally mature within one year, although certain interest rate futures contracts have maturities as distant as September 2005.

D. Financial Highlights

	First Quarter 2004	First Quarter 2003

Performance per Interest

Net asset value, beginning of period	$176.45	$158.38

Net realized gain and change in net unrealized gain/loss on commodity transactions	24.13	14.45

Interest income	0.43	0.52

Expenses	(8.35)	(5.58)

Net increase for the period	16.21	9.39

Net asset value, end of period	$192.66	$167.77

Total return (non-annualized):

Total return before incentive fees	11.59%	6.55%

Incentive fees	(2.40)	(.62)

Total return after incentive fees	9.19%	5.93%

Ratio to average net assets (annualized):

Net investment loss before incentive fees**	(7.39)%	(7.08)%

Incentive fees	(9.59)	(2.48)

Net investment loss after incentive fees	(16.98)%	(9.56)%

Interest income	0.92%	1.22%

Expenses before incentive fees	8.31%	8.30%

Incentive fees	9.59	2.48

Total expenses after incentive fees	17.90%	10.78%

**	Represents interest income less total expenses (exclusive of incentive fees). The Managing Owner believes that the disclosure of the ratio of net investment loss to average net assets as required under the AICPA Audit Guide For Investment Companies is not a meaningful or appropriate measure for Series E as it is not a portfolio designed to return investment income. The Managing Owner believes that the total return ratio is the appropriate ratio as it also considers Series E’s commodity trading gains/losses.

These financial highlights represent the overall results of Series E during First Quarter 2004 and First Quarter 2003. An individual limited owner’s actual results may differ depending on the timing of contributions and redemptions.

E. Subsequent Event

On April 1, 2004, PEG, a wholly owned subsidiary of PSG, transferred the ownership of Prudential Securities Futures Management Inc. and PFDS Holdings, LLC, the direct parent of PFD, to PSG.

WORLD MONITOR TRUST II — SERIES E

(a Delaware Business Trust)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies

Preparation of the financial statements and related disclosures in compliance with accounting principles generally accepted in the United States of America requires the application of appropriate accounting rules and guidance, as well as the use of estimates. Series E’s application of these policies involves judgements and actual results may differ from the estimates used.

The Managing Owner has evaluated the nature and types of estimates that it makes in preparing Series E’s financial statements and related disclosures and has determined that the valuation of its investments which are not traded on a United States or Internationally recognized Futures exchange involves a critical accounting policy. The values used by Series E for its open forward positions are provided by its commodity broker, PFD, who uses market prices when available, while over-the-counter derivative financial instruments, principally forwards, options and swaps are valued based on the present value of estimated future cash flows that would be received from or paid to a third party in settlement of these derivative contracts prior to their delivery date.

As such, if actual results vary from estimates used, they are anticipated to not have a material impact on the financial statements and related disclosures.

Liquidity and Capital Resources

Series E commenced operations on April 6, 2000 with gross proceeds of $5,157,459 allocated to commodities trading. Additional contributions raised through the continuous offering from the sales of interests for the period from April 6, 2000 (commencement of operations) to December 31, 2003 resulted in additional gross proceeds to Series E of $45,279,587. Series E’s interests were offered until it substantially achieved its subscription maximum of $50,000,000 on the sale of limited interests during June 2003.

Limited interests in Series E may be redeemed on a weekly basis but are subject to a redemption fee if transacted within one year of the effective date of purchase. Redemptions of limited interests for First Quarter 2004 and for the period from April 6, 2000 (commencement of operations) to March 26, 2004 totalled $1,885,212, and $12,790,409, respectively. Redemptions of general interests for First Quarter 2004 and for the period from April 6, 2000 (commencement of operations) to March 26, 2004 totalled $19,070, and $190,402, respectively. Additionally, interests owned in any series of World Monitor Trust II (Series D, E or F) may be exchanged, without any charge, for interests of one or more other series of World Monitor Trust II on a weekly basis for as long as limited interests in those series are being offered to the public. Series E and World Monitor Trust II—Series F are no longer offered to the public as those series substantially achieved their subscription maximums during June 2003 and July 2003, respectively. In addition, since July 2003, the offering of interests in World Monitor Trust II—Series D (“Series D”) has been suspended. Accordingly, at this time, interests may not be exchanged. Future redemptions and exchanges will impact the amount of funds available for investment in commodity contracts in subsequent periods.

At March 26, 2004, 100% of Series E’s net assets were allocated to commodities trading. A significant portion of the net assets was held in cash which was used as margin for trading in commodities. Inasmuch as the sole business of Series E is to trade in commodities, Series E continues to own such liquid assets to be used as margin. PFD credits Series E with interest income on 100% of its average daily equity maintained in its accounts with PFD during each month at the 13-week Treasury bill discount rate.

The commodities contracts are subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, some commodity exchanges limit fluctuations in certain commodity futures contract prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract for a particular commodity has increased or decreased by an amount equal to the daily limit, positions in the commodity can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Commodity futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. Such market conditions could prevent Series E from promptly liquidating its commodity futures positions.

Since Series E’s business is to trade futures and forward contracts, its capital is at risk due to changes in the value of these contracts (market risk) or the inability of counterparties to perform under the terms of the contracts (credit risk). Series E’s exposure to market risk is influenced by a number of factors including the volatility of interest rates and foreign currency exchange rates, the liquidity of the markets in which the contracts are traded and the relationships among the contracts held. The inherent uncertainty of Series E’s speculative trading as well as the development of drastic market occurrences could result in monthly losses considerably beyond Series E’s experience to date and could ultimately lead to a loss of all or substantially all of investors’ capital. The Managing Owner attempts to minimize these risks by requiring Series E and its trading advisor to abide by various trading limitations and policies which include limiting margin amounts, trading only in liquid markets and permitting the use of stop loss provisions. See Note C to the financial statements for a further discussion of the credit and market risks associated with Series E’s futures and forward contracts.

Series E does not have, nor does it expect to have, any capital assets.

Off-Balance Sheet Arrangements and Contractual Obligations

As of March 26, 2004, Series E had not utilized special purpose entities to facilitate off-balance sheet financing arrangements and has no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers, such as our accountants, undertake in performing services which are in the best interests of Series E. While Series E’s exposure under such indemnification provisions can not be estimated, these general business indemnifications are not expected to have material impact on Series E’s financial position.

Series E’s contractual obligations are with the trading advisor and its commodity broker. Payments made under Series E’s agreement with the trading advisor are at a fixed rate, calculated as a percentage of the Series E’s “New High Net Trading Profits”. Management fee payments made to the trading advisor and commission payments to the commodity broker are calculated as a fixed percentage of Series E’s net asset values (“NAV’s”). As such, the Managing Owner cannot anticipate the amount of payments that will be required under these agreements for future periods as NAV’s are not known until a future date. These agreements are effective for one-year terms, renewable automatically for additional one year terms unless terminated. Additionally, these agreements may be terminated by either party for various reasons. For a further discussion on these payments, see Notes A & C of Series E’s 2003 Annual Report.

Results of Operations

The net asset value per interest as of March 26, 2004 was $192.66, and increase of 9.19% from the December 31, 2003 net assets value per interest of $176.45. Past performance is not necessarily indicative of future results.

Series E’s trading gains before commissions and related fees were $6,542,000 and $1,986,000 during First Quarter 2004 and First Quarter 2003, respectively. Due to the nature of Series E’s trading activities, a period to period comparison of its trading results is not meaningful. However, a detailed discussion of Series E’s First Quarter 2004 trading results is presented below.

Quarterly Market Overview

U.S. economic activity in the first quarter of 2004 was marked by fluctuating trends and continued, albeit slower, growth than in 2003. Levels of productivity, output, inflation, resource use and core consumer prices remained steady throughout the quarter. In manufacturing, durable goods orders declined in January but advanced 2.5% in February as demand for aircraft soared. Although the pace of activity remained strong, housing starts declined throughout the quarter while sales of new and old homes fell in January and rebounded in February due to historically low interest rate levels. Corporate spending and profits as well as personal spending and income grew steadily. Consumer confidence surged in January, fell sharply in February and declined slightly to a five-month low in March based upon the specter of rising interest rates and a weak labor market coupled with concerns about economic growth sustainability, geopolitical tension, record federal twin deficits, high consumer debt, and rising oil prices. Hiring remained subdued for the first two months of 2004 and reversed in March when non-farm payroll increased by a record 308,000, the fastest pace in nearly four years and nearly triple expectations. Despite the gain, the unemployment rate rose to 5.7% in March, up from 5.6% in January and February.

The global economic outlook remained positive with modest growth in the first three months of 2004. In Europe, meager gains from returns in financial and technology sectors as well as a rebound in the U.S. dollar against the euro towards the end of the quarter, overcame losses from the depressed auto and chemical sectors and uncertainty from heightened geopolitical risk. The March 11 train bombings in Madrid and Israel’s assassination of Hamas leader Sheik Ahmed Yassin rattled Europe with tremors extending throughout the rest of the world. Notwithstanding an outbreak of avian influenza, impeachment of South Korea’s president and the shooting of Taiwan’s president, Asian economies, especially Japan, China, South Korea, India and Thailand exhibited continued growth. Political scandal, terrorism concerns, and inflation affected Latin American economies.

Indices: The U.S. equity markets continued where they ended in 2003, the fundamentals of the economy had not changed and the combination of stronger growth and corporate profits led to gains. However, as the quarter progressed, investor fears of the sustainability of higher growth created choppy markets. Of the three major U.S. equity market indices (Dow Jones Industrial Average – “DJIA”, S&P 500, and NASDAQ Composite), only the S&P 500 finished the first quarter in the black with a gain of 1.3%. The DJIA ended a run of three consecutive quarterly gains with a decline of 0.92%. At the same time, the NASDAQ Composite broke its string of five straight quarterly increases by sliding 0.5%. Globally, with signs of slow economic growth in the European Union and a strong Euro holding down exports, European equity indices ended the quarter down. On the other hand, Japan continued its economic rebound with the Nikkei 225 gaining 9.73%. The rally in Japan was partly supported by a trade surplus in February. In Latin America, geopolitical risk and inflation worries weighed down on the Brazilian benchmark Bovespa Index.

Interest rates: The first quarter was a roller coaster ride for bond investors with sharp reversals based on economic news. In January, the U.S. Federal Reserve (the “Fed”) announced that they had moved the probability of change in their accommodative policy from a “considerable period” to a stance of “being patient in removing policy accommodation.” The market reacted quickly with falling bond prices to the change in wording from the Fed on fears of rising interest rates. Then fears of an interest rate hike subsided when the Department of Labor reported February payroll employment numbers were below estimates resulting in a sharp downtick in yields. Bond prices fell again when the March payroll employment number beat estimates when it increased by 308,000. Overall, U.S. government bonds rallied in the first quarter because the market was more focused on low inflation and expected slower growth. The European Central Bank maintained its rate of 2.0% in its meeting in March, rejecting calls from politicians including German Chancellor Gerhard Schroeder and French Prime Minister Jean-Pierre Raffarin for lower borrowing costs. European bonds ended the quarter up.

Currencies: With no change in the fundamentals of the current account or fiscal deficit, the dollar was expected to continue to decline in the first quarter of 2004. The U.S. federal government projected a record setting budget deficit of $477 billion for this year and the current account deficit was projected to be 5% of the U.S. gross domestic product. However, strong growth in the U.S. relative to other countries helped lift the U.S. dollar over foreign currencies. The latest global forecast from the Economist Intelligence Unit (EIU) indicated the economic performance in Europe would improve but at a lower rate than the United States which supported the euro’s depreciation of 1.9% against the U.S. dollar this quarter. However, the Japanese yen reached a three-year high on February 11th when it closed at 105.20 per U.S. dollar. To curb the yen from appreciating further against the U.S. dollar, the Bank of Japan continued selling the yen in the first quarter of 2004 after selling an annual record of 20.4 trillion yen in 2003. Even with the efforts of the Bank of Japan, the yen appreciated 2.8% against the U.S. dollar.

Energies: Energy prices for the first quarter continued to experience volatility with upward trends. Despite increased prices, world demand remained. Record low U.S. crude oil inventories, unplanned shutdowns, increased geopolitical risk in countries with large oil reserves, and talks of a cut in production from the Organization of Petroleum Exporting Countries (OPEC) helped to sustain elevated prices. The crude oil index, a basket of goods, used by OPEC to gauge price had been trading above the targeted range between $22 and $28 barrel since December 2, 2003.

Metals: Metal prices continued to surge on the back of strong world demand. China stood out as the leading consumer of copper and other industrial metals as its economy continued to grow. Copper hit a six-year high and tin hit an eight and one half year high during the quarter. While base metals pushed toward near highs, precious metals were mixed. Silver saw strong moves not seen since the mid-1990s due to increased demand. Although gold prices rose when Al-Qaeda was purported to be linked to the Madrid train bombings, the dampening effect of a lack of clear signs of inflation dominated the downward price movement in the quarter.

Grains: Strong growth and thus demand, especially in developing countries, caused grain exports to skyrocket and inventories to fall. Coupled with unresolved drought conditions in the U.S., Midwest grain prices marched higher during the first quarter. In particular, corn prices continued a strong upward trend after supply estimates were revised downward for 2004. Also, soybean hit a 15-year high, trading at above $10/bushel during the quarter. Fears of a smaller soybean crop and a delayed harvest in Brazil from wet weather kept supplies off the world market and pushed prices higher.

Softs: After strong gains in 2003, reversals of 6% in January and 16% in March occurred in cotton prices at the beginning of 2004. On the other hand, coffee prices gained 13.5% during the quarter largely because of a reduced harvest and lower expectations as to the size of the crop in Brazil. Sugar prices continued to fall as a result of global sugar surplus.

Quarterly Performance of Series E

The following is a summary of performance for the major sectors in which Series E traded:

Interest Rates (+): Global bond prices rallied due to slower economic growth, low inflation, and the Fed holding interest rates at 46-year lows. Long positions in U.S. and European bond positions resulted in net gains.

Grains (+): Unresolved drought conditions in the U.S. Midwest decreased corn supplies, while wet weather in Brazil decreased soybean production. Long corn and soybean positions resulted in net gains.

Energies (+): World demand for energies remained robust and the threat of cut in production from OPEC drove up prices. Net gains came from long light crude and unleaded gas positions.

Indices (+): Slow economic growth in European Union countries resulted in decreases in equity indices, while Japanese equity markets rallied on economic recovery and trade surpluses. Long positions in Japanese TOPIX and Spanish IBEX indices resulted in net gains. The Spanish IBEX index was able to buck the declining trend in European indices.

Metals (+): Strong demand resulted in continued upward trends in industrial metals. Long copper, aluminum, and zinc positions created net gains.

Currencies (-): Intervention from the Bank of Japan to halt appreciation of yen created choppy market conditions that resulted in net losses in euro/yen and yen/U.S. dollar cross rate positions.

Softs (-): Falling sugar prices from a large 2003 surplus resulted in net losses on long positions.

Series E’s average net asset levels were higher during First Quarter 2004 as compared to First Quarter 2003, primarily from additional contributions during 2003 and favorable trading performance during 2003 and First Quarter 2004, partially offset, by redemptions. The increasing asset levels have led to proportionate increases in the amount of commissions and management fees incurred by Series E.

Interest income is earned on the average daily equity maintained with PFD at the 13-week Treasury bill discount rate and, therefore, varies weekly according to interest rates, trading performance, contributions and redemptions. Interest income increased $15,000 during First Quarter 2004 as compared to First Quarter 2003 due to the higher overall net asset levels, as discussed above, offset, in part, by lower overall interest rates during First Quarter 2004 versus First Quarter 2003.

Commissions are calculated on Series E’s net asset value at the end of each week and, therefore, vary according to weekly trading performance, contributions and redemptions. Other transaction fees consist of National Futures Association, exchange and clearing fees as well as floor brokerage costs and give-up charges, which are based on the number of trades the trading advisor executes, as well as which exchange, clearing firm or bank on, or through, which the contract is traded. Commissions and other transaction fees increased $251,000 during First Quarter 2004 as compared to First Quarter 2003 due to the increase in average net asset levels as discussed above.

All trading decisions for Series E are made by Graham Capital Management, L.P. (the “Trading Advisor”). Management fees are calculated on Series E’s net asset value at the end of each week and, therefore, are affected by weekly trading performance, contributions and redemptions. Management fees increased $81,000 during First Quarter 2004 as compared to First Quarter 2003 due to the increase in average net asset levels as discussed above.

Incentive fees are based on the “New High Net Trading Profits” generated by the Trading Advisor, as defined in the advisory agreement among Series E, the Managing Owner and the Trading Advisor. Incentive fees increased $1,007,000 during First Quarter 2004 as compared to First Quarter 2003 due to favorable trading performance.

General and administrative expenses were $37,000 and $33,000 for First Quarter 2004 and First Quarter 2003 respectively. These expenses include accounting, audit, tax and legal fees as well as printing and postage costs related to reports sent to limited owners, and are before reimbursement of costs incurred by the Managing Owner on behalf of Series E. To the extent that general and administrative expenses exceed 1.5% of Series E’s net asset value during the year (with a maximum of 0.5% attributable to other than legal and audit expenses) such amounts are borne by the Managing Owner and its affiliates. Applicable expenses did not exceed these limits in the First Quarter of 2004 and 2003.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Item 305(c) of Regulation S-K requires disclosures during each interim reporting period of material changes in the quantitative and qualitative market risk information provided as of the end of the immediately preceding year. The following information should be read in conjunction with Series E’s Form 10-K as filed with the Securities and Exchange Commission for the year ended December 31, 2003.

The following table presents the trading value at risk associated with Series E’s open positions by market sector at March 26, 2004 and December 31, 2003. All open position trading risk exposures of Series E have been included in calculating the figure set forth below. At March 26, 2004 and December 31, 2003, Series E had total capitalizations of approximately $50.7 million and $48.2 million, respectively.

	March 26, 2004		December 31, 2003
Market Sector	Value at Risk	% of Total Capitalization	Value at Risk	% of Total Capitalization
Interest rates	$2,539,498	5.01%	$838,271	1.74%
Currencies	223,061.44		1,981,229	4.11
Commodities	685,964	1.35	2,083,320	4.32
Stock indices	612,452	1.21	5,620,798	11.66

Total	$4,060,975	8.01%	$10,523,618	21.83%

The following table presents the average trading value at risk of Series E’s open positions by market sector for First Quarter 2004 and First Quarter 2003, based on Series E’s total average capitalization of approximately $49.8 million and $33.7 million, respectively.

	First Quarter 2004		First Quarter 2003
Market Sector	Value at Risk	% of Average Total Capitalization	Value at Risk	% of Average Total Capitalization
Interest rates	$2,028,302	4.07%	$1,153,177	3.42%
Currencies	1,252,739	2.52	1,265,540	3.76
Commodities	1,471,837	2.96	1,209,625	3.59
Stock indices	2,960,588	5.95	1,857,889	5.52

Total	$7,713,466	15.50%	$5,486,231	16.29%

Based on average trading value at risk during First Quarter 2004, First Quarter 2003, as well as value at risk March 26, 2004, Series E experienced an overall decrease in its value at risk, relative to capitalization levels, as compared with value at risk at December 31, 2003. This decrease was primarily attributable to the stock indices sector where Series E significantly decreased positions in the NASDAQ 100, the S&P 500 and the euro DAX. At March 26, 2004, Series E continues to have its primary interest rate exposure to interest rate fluctuations in the U.S. and other G-7 countries (including countries participating in the Euro). First Quarter 2004 and at March 26, 2004, there was a decrease in average trading value at risk and value at risk, respectively, in the currency and commodity sectors as compared to the level at December 31, 2003. The decline in the currencies sector was attributable to a reduction in a variety of positions in the Euro and in the local currencies of some G-7 countries. The decline in the commodities sector is primarily attributable to reduced exposure to the energy markets during the First Quarter 2004.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Managing Owner carried out an evaluation, under the supervision and with the participation of the officers of the Managing Owner, including the Managing Owner’s chief executive officer and chief financial officer, of the effectiveness of the design and operation of Series E’s disclosure controls and procedures. Based upon that evaluation, the Managing Owner’s chief executive officer and chief financial officer concluded that Series E’s disclosure controls and procedures are effective.

There have not been any changes in our internal controls over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings—There are no material legal proceedings pending by or against the Registrant or the Managing Owner

Item 2.	Changes in Securities—None

Item 3.	Defaults Upon Senior Securities—None

Item 4.	Submission of Matters to a Vote of Security Holders—None

Item 5.	Other Information—None

Item 6.	Exhibits and Reports on Form 8-K

	(a)	Exhibits

3.1 and

		4.1—	Second Amended and Restated Declaration of Trust and Trust Agreement of World Monitor Trust II dated as of March 28, 2002 (incorporated by reference to Exhibit 3.1 and 4.1 to Post-Effective Amendment No. 4 to Series E’s Registration Statement on Form S-1, File No. 333-83015)

		4.2—	Form of Request for Redemption (incorporated by reference to Exhibit 4.2 to Post-Effective Amendment No. 4 to Series E’s Registration Statement on Form S-1, File No. 333-83015)

		4.3—	Form of Exchange Request (incorporated by reference to Exhibit 4.3 to Post-Effective Amendment No. 4 to Series E’s Registration Statement on Form S-1, File No. 333-83015)

		4.4—	Form of Subscription Agreement (incorporated by reference to Exhibit 4.4 to Post-Effective Amendment No. 4 to Series E’s Registration Statement on Form S-1, File No. 333-83015)

		10.1—	Consent to Assignment and Assumption of Brokerage Agreement dated March 30, 2004, among World Monitor Trust II, Prudential Equity Group, LLC and Prudential Financial Derivatives, LLC (filed herewith)

		31.1	Certificate pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

		31.2	Certificate pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

		32.1	Certificate pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the SARBANES-OXLEY Act of 2002 (furnished herewith)

		32.2	Certificate pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the SARBANES-OXLEY Act of 2002 (furnished herewith)

	(b)	Reports on Form 8-K—None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORLD MONITOR TRUST II—SERIES E

By:	Prudential Securities Futures Management Inc. A Delaware corporation, Managing Owner

	By: /s/ Ronald J. Ivans	Date: May 10, 2004

Ronald J. Ivans Chief Financial Officer