Form 10-Q
period 2005-06-24
WORLD MONITOR TRUST II SERIES E
filed 2005-08-08
CIK 1090701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 24, 2005

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

ITEM 1. FINANCIAL STATEMENTS

WORLD MONITOR TRUST II – SERIES E

FINANCIAL STATEMENTS

June 24, 2005

WORLD MONITOR TRUST II – SERIES E

STATEMENTS OF FINANCIAL CONDITION

June 24, 2005 (Unaudited) and December 31, 2004 (Audited)

	June 24, 2005	December 31, 2004
ASSETS
Cash in commodity trading accounts	$32,866,287	$42,150,059
Net unrealized gain on open futures contracts	1,031,790	1,180,948
Net unrealized gain on open forward contracts	516,692	0
Interest receivable	63,486	0

Total assets	$34,478,255	$43,331,007

LIABILITIES
Commissions and other transaction fees payable	$152,115	$243,578
Accrued expenses payable	228,804	175,602
Management fees payable	50,647	80,393
Net unrealized loss on open forward contracts	0	435,174
Redemptions payable	11,886	86,410

Total liabilities	443,452	1,021,157

Commitments

TRUST CAPITAL
Limited interests (212,759.825 and 226,409.355 interests outstanding) at June 24, 2005 and December 31, 2004	33,659,699	41,871,365
Managing Owner interests (2,371 interests outstanding) at June 24, 2005 and December 31, 2004	375,104	438,485

Total trust capital	34,034,803	42,309,850

Total liabilities and trust capital	$34,478,255	$43,331,007

See accompanying notes.

WORLD MONITOR TRUST II – SERIES E

CONDENSED SCHEDULES OF INVESTMENTS

June 24, 2005 (Unaudited) and December 31, 2004 (Audited)

	June 24, 2005		December 31, 2004
Futures and Forward Contracts	Net Unrealized Gain (Loss) as a % of Trust Capital	Net Unrealized Gain (Loss)	Net Unrealized Gain (Loss) as a % of Trust Capital	Net Unrealized Gain (Loss)
Futures contracts purchased:
Commodities	(0.37)%	$(126,659)	0.37%	$156,485
Interest rates	3.75%	1,277,174	0.41%	172,957
Stock indices	(0.32)%	(109,908)	2.07%	879,361

Net unrealized gain (loss) on futures contracts purchased	3.06%	1,040,607	2.85%	1,208,803

Futures contracts sold:
Commodities	(0.03)%	(8,817)	(0.25)%	(105,505)
Interest rates	0.00%	0	0.20%	82,750
Stock indices	0.00%	0	(0.01)%	(5,100)

Net unrealized gain (loss) on futures contracts sold	(0.03)%	(8,817)	(0.06)%	(27,855)

Net unrealized gain on futures contracts	3.03%	$1,031,790	2.79%	$1,180,948

Forward currency contracts purchased:
Net unrealized gain (loss) on forward contracts purchased	0.27%	$92,946	0.49%	$206,385

Forward currency contracts sold:
Net unrealized gain (loss) on forward contracts sold	1.25%	423,746	(1.52)%	(641,559)

Net unrealized gain (loss) on forward contracts	1.52%	$516,692	(1.03)%	$(435,174)

See accompanying notes.

WORLD MONITOR TRUST II – SERIES E

STATEMENTS OF OPERATIONS

For the Periods March 26, 2005 to June 24, 2005 and March 27, 2004 to June 25, 2004 and

For the Periods January 1, 2005 to June 24, 2005 and January 1, 2004 to June 25, 2004

(Unaudited)

	For the Period March 26, 2005 to June 24, 2005	For the Period March 27, 2004 to June 25, 2004	For the Period January 1, 2005 to June 24, 2005	For the Period January 1, 2004 to June 25, 2004
REVENUES
Realized	$(2,145,457)	$(4,314,255)	$(5,735,276)	$1,969,138
Change in unrealized	1,464,066	(3,809,422)	802,708	(3,551,053)
Interest income	239,469	102,639	438,525	218,375

Total revenues	(441,922)	(8,021,038)	(4,494,043)	(1,363,540)

EXPENSES
Brokerage commissions and other transaction fees	551,748	685,956	1,136,328	1,450,542
Management fees	167,483	218,321	342,259	463,719
Incentive fees	0	0	0	1,209,951
General and administrative	0	61,648	111,104	98,863

Total expenses	719,231	965,925	1,589,691	3,223,075

NET (LOSS)	$(1,161,153)	$(8,986,963)	$(6,083,734)	$(4,586,615)

NET (LOSS) PER WEIGHTED AVERAGE LIMITED AND MANAGING OWNER INTEREST
Net (loss) per weighted average limited and Managing Owner interest	$(5.32)	$(34.94)	$(27.36)	$(17.89)

Weighted average number of limited and Managing Owner interests outstanding	218,205	257,218	222,350	256,440

See accompanying notes.

WORLD MONITOR TRUST II – SERIES E

STATEMENTS OF CHANGES IN TRUST CAPITAL

For the Period January 1, 2005 to June 24, 2005 and

For the Period January 1, 2004 to June 25, 2004

(Unaudited)

	Interests	Limited Interests	Managing Owner Interests	Total
For the period January 1, 2005 to June 24, 2005
Trust capital at December 31, 2004	228,780.355	$41,871,365	$438,485	$42,309,850
Net (loss) for the period January 1, 2005 to June 24, 2005		(6,020,353)	(63,381)	(6,083,734)
Redemptions	(13,649.530)	(2,191,313)	0	(2,191,313)

Trust capital at June 24, 2005	215,130.825	$33,659,699	$375,104	$34,034,803

For the period January 1, 2004 to June 25, 2004
Trust capital at December 31, 2003	273,142.850	$47,714,287	$482,055	$48,196,342
Net (loss) for the period January 1, 2004 to June 25, 2004		(4,540,440)	(46,175)	(4,586,615)
Redemptions	(25,292.833)	(4,448,413)	(44,644)	(4,493,057)

Trust capital at June 25, 2004	247,850.017	$38,725,434	$391,236	$39,116,670

Net Asset Value per Limited and Managing Owner Interest
June 24, 2005	December 31, 2004	June 25, 2004	December 31, 2003
$158.21	$184.94	$157.82	$176.45

See accompanying notes.

WORLD MONITOR TRUST II – SERIES E

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1. ORGANIZATION

A.	General Description of the Trust

The statement of financial condition, including the condensed schedule of investments, as of June 24, 2005, the statements of operations for the periods March 26, 2005 to June 24, 2005 (“Second Quarter 2005”), March 27, 2004 to June 25, 2004 (“Second Quarter 2004”), January 1, 2005 to June 24, 2005 (“Year-To-Date 2005”) and January 1, 2004 to June 25, 2004 (“Year-To-Date 2004”), and the statements of changes in trust capital for the periods January 1, 2005 to June 24, 2005 and January 1, 2004 to June 25, 2004, are unaudited. In the opinion of the Managing Owner, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of World Monitor Trust II – Series E (“Series E”) as of June 24, 2005 and the results of its operations for the Second Quarter 2005, Second Quarter 2004, Year-To-Date 2005 and Year-To-Date 2004. However, the operating results for these interim periods may not be indicative of the results expected for a full year.

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

WORLD MONITOR TRUST II – SERIES E

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 2. RELATED PARTIES

Prior to October 1, 2004, Series E reimbursed the Managing Owner or its affiliates for services they performed for Series E, which included, but were not limited to: brokerage services; accounting and financial management; registrar, transfer and assignment functions; Investor communications; printing and other administrative services. However, to the extent that general and administrative expenses exceeded 1.5% of Series E’s net asset value during the year (with a maximum of 0.5% attributable to other than legal and audit expenses) such amounts were borne by the Managing Owner and its affiliates. General and administrative expenses did not exceed such limitations during the Second Quarter 2005, Second Quarter 2004, Year-To-Date 2005 and Year-To-Date 2004. Additionally, PEG or its affiliates paid the costs of organizing Series E and all costs of organizing and offering Series E Interests.

The expenses incurred by Series E for services performed by the Managing Owner and its affiliates for Series E were:

	Second Quarter 2005	Second Quarter 2004	Year-To-Date 2005	Year-To-Date 2004
Commissions	$503,026	$655,806	$1,028,086	$1,377,732
General and administrative	0	13,063	0	28,176

	$503,026	$668,869	$1,028,086	$1,405,908

Expenses payable to the Managing Owner and its affiliates (which are included in accrued expenses) as of June 24, 2005 and December 31, 2004 were $152,115 and $241,500, respectively.

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

Series E’s futures commission merchant, in accepting orders for the purchase or sale of domestic futures contracts, is required by Commodity Futures Trading Commission (“CFTC”) regulations to separately account for and segregate as belonging to Series E all assets of Series E relating to domestic futures trading and is not allowed to commingle such assets with its other assets. At June 24, 2005 and December 31, 2004, such segregated assets totaled $5,693,143 and $12,704,051, respectively. Part 30.7 of the CFTC regulations also requires Series E’s futures commission merchant to secure assets of Series E related to foreign futures trading which totaled $28,204,934 and $30,626,956 at June 24, 2005 and December 31, 2004, respectively. There are no segregation requirements for assets related to forward trading.

As of June 24, 2005, Series E’s open futures and forward contracts mature within 18 months.

WORLD MONITOR TRUST II – SERIES E

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 4. FINANCIAL HIGHLIGHTS

The following information presents per interest operating performance data and other supplemental financial data for the Second Quarter 2005, Second Quarter 2004, Year-To-Date 2005 and Year-To-Date 2004. This information has been derived from information presented in the financial statements.

	Second Quarter		Year-To-Date
	2005 (Unaudited)	2004 (Unaudited)	2005 (Unaudited)	2004 (Unaudited)
Per Interest Performance (for an interest outstanding throughout the entire period)

Net asset value per interest at beginning of period	$163.30	$192.66	$184.94	$176.45

Net realized gain (loss) and change in net unrealized gain (loss) on commodity transactions (1)	(2.89)	(31.48)	(21.55)	(7.35)
Interest income (1)	1.10	0.40	1.97	0.83
Expenses (1)	(3.30)	(3.76)	(7.15)	(12.11)

Net (decrease) for the period	(5.09)	(34.84)	(26.73)	(18.63)

Net asset value per interest at end of period	$158.21	$157.82	$158.21	$157.82

Total Return (3)
Total return before incentive fees	(3.12)%	(18.08)%	(14.45)%	(7.99)%
Incentive fees	0.00%	0.00%	0.00%	(2.57)%

Total return after incentive fees	(3.12)%	(18.08)%	(14.45)%	(10.56)%

Supplemental Data

Ratios to average net asset value
Net investment (loss) before incentive fees (2), (4)	(5.70)%	(7.84)%	(6.66)%	(7.62)%
Incentive fees (3)	0.00%	0.00%	0.00%	(2.57)%

Net investment (loss) after incentive fees	(5.70)%	(7.84)%	(6.66)%	(10.19)%

Interest income (4)	2.85%	0.93%	2.54%	0.93%

Incentive fees (3)	0.00%	0.00%	0.00%	2.57%
Other expenses (4)	8.55%	8.77%	9.20%	8.55%

Total expenses	8.55%	8.77%	9.20%	11.12%

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

WORLD MONITOR TRUST II – SERIES E

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

Limited interests in Series E may be redeemed on a weekly basis but are subject to a redemption fee if transacted within one year of the effective date of purchase. Redemptions of limited interests for Second Quarter 2005, Year-To-Date 2005, and for the period from April 6, 2000 (commencement of operations) to June 24, 2005 were $1,133,066, $2,191,313 and $20,579,397, respectively. Redemptions of general interests for Second Quarter 2005, Year-To-Date 2005, and for the period from April 6, 2000 (commencement of operations) to June 24, 2005 were $0, $0 and $232,300, respectively. Additionally, interests owned in any series of World Monitor Trust II (Series D, E or F) may be exchanged, without any charge, for interests of one or more other series of World Monitor Trust II on a weekly basis for as long as limited interests in those series are being offered to the public. Series E and World Monitor Trust II—Series F are no longer offered to the public as those series substantially achieved their subscription maximums during June 2003 and July 2003, respectively. In addition, since July 2003, the offering of interests in World Monitor Trust II—Series D (“Series D”) has been suspended. Accordingly, at this time, interests may not be exchanged. Future redemptions and exchanges will impact the amount of funds available for investment in commodity contracts in subsequent periods.

At June 24, 2005, 100% of Series E’s net assets were allocated to commodities trading. A significant portion of the net assets was held in cash which was used as margin for trading in commodities. In as much as the sole business of Series E is to trade in commodities, Series E continues to own such liquid assets to be used as margin. The broker credits Series E with interest income on 100% of its average daily equity maintained in its accounts with them during each month at the 13-week Treasury bill discount rate.

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

Since Series E’s business is to trade futures and forward contracts, its capital is at risk due to changes in the value of these contracts (market risk) or the inability of counterparties to perform under the terms of the contracts (credit risk). Series E’s exposure to market risk is influenced by a number of factors including the volatility of interest rates and foreign currency exchange rates, the liquidity of the markets in which the contracts are traded and the relationships among the contracts held. The inherent uncertainty of Series E’s speculative trading as well as the development of drastic market occurrences could result in monthly losses considerably beyond Series E’s experience to date and could ultimately lead to a loss of all or substantially all of investors’ capital. The Managing Owner attempts to minimize these risks by requiring Series E and its trading advisor to abide by various trading limitations and policies which include limiting margin amounts, trading only in liquid markets and permitting the use of stop loss provisions. See Note 3 to the financial statements for a further discussion of the credit and market risks associated with Series E’s futures and forward contracts.

Series E does not have, nor does it expect to have, any capital assets.

Off-Balance Sheet Arrangements and Contractual Obligations

As of June 24, 2005, Series E had not utilized special purpose entities to facilitate off-balance sheet financing arrangements and has no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers, such as our accountants, undertake in performing services which are in the best interests of Series E. While Series E’s exposure under such indemnification provisions can not be estimated, these general business indemnifications are not expected to have material impact on Series E’s financial position.

Series E’s contractual obligations are with the Managing Owner, Trading Advisor and its commodity broker. Payments made under Series E’s agreement with the Trading Advisor are at a fixed rate, calculated as a percentage of the Series E’s “New High Net Trading Profits”. In addition, management fee payments made to the Trading Advisor and fees paid to the Managing Owner are calculated as a fixed percentage of Series E’s Net Asset Values. As such, the Managing Owner cannot anticipate the amount of payments that will be required under these agreements for future periods as Net Asset Values are not known until a future date. Commission payments to the commodity broker are based on a cost per executed trade and, as such, the Managing Owner cannot anticipate the amount of payments that will be required under the brokerage agreement for future periods as the level of executed trades are not known until a future date. These agreements are effective for one-year terms, renewable automatically for additional one-year terms unless terminated. Additionally, these agreements may be terminated by either party for various reasons. For a further discussion on these payments, see Notes 1 and 3 of Series E’s 2004 Annual Report.

Results of Operations

The net asset value per interest as of June 24, 2005 was $158.21, a decrease of 14.45% from the December 31, 2004 net assets value per interest of $184.94 and a decrease of 3.12% from the March 25, 2005 net asset value per interest of $163.30. Past performance is not necessarily indicative of future results.

Series E’s trading losses before commissions and related fees were $681,000 and $4,933,000 during Second Quarter 2005 and Year-To-Date 2005, compared to $8,124,000 and $1,582,000 during Second Quarter 2004 and Year-To-Date 2004, respectively. Due to the nature of Series E’s trading activities, a period to period comparison of its trading results is not meaningful. However, a detailed discussion of Series E’s Second Quarter 2005 trading results is presented below.

Quarterly Market Review:

The US economy continued to outperform both Europe and Asia in the second quarter of 2005, although growth showed some evidence of a modest slowdown. The Federal Reserve continued its policy of measured 25 point rate increases and the statement from the June 30th Federal Open Market Committee meeting indicated that it will maintain this policy in the third quarter of 2005, and possibly beyond. The Federal Reserve has now raised interest rates at nine consecutive meetings, to the current 3.25%. This has helped strengthen both the US dollar and US treasuries, as the US has a distinct rate advantage over Europe and Japan.

Gains in the US economy were not shared by Europe and Japan, with Europe in particular showing economic malaise. Germany and France showed low growth and weak employment, and Italy is essentially in a recession. Even the UK, which had previously outperformed the rest of Europe, began to show weakness. The result has been a slide in the British pound and growing speculation that the Bank of England may cut interest rates as soon as early July.

The economic outlook in Japan is somewhat better than in Europe. The Bank of Japan’s recently released quarterly Tankan Survey of Corporate Sentiment showed widespread improvement in June, with both large and small manufacturers as well as non-manufacturers more optimistic about business conditions. This came in spite of high oil prices and a sharp decline in export growth.

Currencies: Following a weak performance in April, the euro experienced a further decline for much of May and hit a 10-month low in June before firming a bit at the end of the month. A major factor was the pattern of global interest rates, which put the euro at a distinct disadvantage. The British pound hit an 8-month low on June 30th. Part of the euro’s recovery toward the end of June was related to the belief that the European Central Bank will wait until later in the year to move rates, given its long history of being slow to act. Additionally, surging crude oil prices raised inflation concerns. The euro continued to suffer from the rejection of the European Union constitution by French and Dutch voters. During the quarter, the Swiss franc also hit a 10-month low prior to a modest recovery. Despite recent strength against many currencies, the US dollar continues to suffer weakness within the long term trend. The latest data on the US Current Account Deficit was released on June 17th showing a 3.6% increase to a record $195.1 billion in the first quarter of 2005. The deficit amounted to a record 6.4% of the US Gross Domestic Product and was larger than predicted. The Japanese yen fell to a 10-month low against the US dollar amid concerns surrounding high oil prices. Moreover, a declining trade surplus and a growing dependence on the domestic economy served to pressure the yen with Japan’s Gross Domestic Product running at about 1.5%. While Japan’s economy is not in nearly as bad shape as Europe’s, it continues to suffer and the Bank of Japan continues in an accommodative stance. Among other currencies, the Australian dollar entered June with a year-to-date loss of about 2.5% versus the US dollar but rising metals and energy prices helped the currency recover most of that and it is now essentially flat for the year. The Canadian dollar also had a positive June, gaining about 2.5% and lowering its year-to-date loss versus the US dollar to approximately 2.0%. The South African rand, which declined approximately 9% in May versus the US dollar, continued to decline in June.

Energies: Crude oil prices continued to rise in June, and for most of the second quarter. The driving factors to the price increase included a growing concern that refinery facilities will be unable to produce gasoline and heating oil to satisfy the seemingly inelastic demand for these products. Consumer demand for these products persists at a rapid pace with record demand seen as the July 4th holiday approached. Additionally, geopolitical factors played a part in the rally, including a brief Nigerian strike and growing tensions between the Nigerian government and local oil workers. The Iranian elections also helped to increase prices in the market, as Tehran’s Mayor, Mahmoud Ahmadinejad, considered an extreme conservative, was elected President of Iran. Natural gas was not nearly as buoyant during the quarter although prices rallied in June. The weather was supportive, with extreme heat noted in key consuming regions for much of June. However, the US Department of Energy’s inventory reports noted that inventories were sufficient.

Grains: For the agronomic commodity sector, with the exception of cotton, prices in the second quarter exhibited a rally. Major contributors of this rally included a “late” spring with cool, to cold, springtime temperatures in the Northern hemisphere, relative lack of post planting precipitation in the same areas, the monsoon rains arriving two to three weeks later than average in India and unabated growth in raw material demand by the largest consuming country in the world, China. In the US, a noticeable shift was seen out of soybean acreage, and into other competing crops, notably because of the discovery of Asian Soybean Rust (ASR) in the Gulf Coast States. This is the first time ASR has ever been seen in the US, which resulted in farmers becoming concerned about yield reduction, additional cultural control costs, and a general fear of crop deterioration.

Indices: The second quarter was truly mixed for US equities, with April a down month, May a positive one, and June showing little change. For the quarter, the Dow fell 1.7%, the S&P 500 rose 1.2% and the Nasdaq rose 1.3%. During the second quarter, the US equity markets were directionless. There was plenty of mergers and acquisition activity and earnings were respectable. However, there were concerns, including the well-documented problems at General Motors and Ford. Economic data was decent but not inspiring. Crude oil prices running near $60 per barrel put pressure on the markets and a stronger US dollar raised some profit concerns. In the June 30th statement following its ninth consecutive 25 point rate hike, the Federal Reserve indicated that it is not done raising rates, resulting in stocks ending the month with a weak final session, including a triple digit loss for the Dow. European equities had a positive month and a positive quarter despite lackluster economic data, the failure of the European Union to reach a budget agreement and the “no” votes on the European Union constitution. The UK, which had previously avoided much of Europe’s economic decline, showed evidence of weakness in the second quarter. Regardless, the FTSE gained 149 points in June to 5,113 and is up 6.2% year-to-date. The Nikkei, which declined 660 points in April and recovered 265 points in May, was weak early in June, but rebounded to end the month up 300 points. Japanese economic data was mixed, showing some improvement domestically, but displaying weakness on the export front.

Interest Rates: The US treasury market for most of the second quarter was characterized by lower yields and a flatter yield curve. After closing out May at 3.98% and falling to 3.82% in early June, the yield on the benchmark 10-year note briefly spiked to 4.15% but fell to 3.96% by the end of June. The spread between the 2-year and 10-year notes, which stood at 55 points in April and 40 points at the end of May, further narrowed to 34 points at the end of June, with increasing talk of a potential inverted yield curve. The flight to safety buying of Treasuries which occurred in April and May, persisted in June, albeit at a lessened pace. The Federal Reserve raised interest rates another 25 basis points on June 30th and the statement from the Federal Open Market Committee indicated that it will continue to raise rates at a measured pace. The European Central Bank and Bank of England did not change rates. However, at the end of June there was growing speculation that both may cut rates soon, led in part by a surprisingly aggressive 50 basis point reduction by Sweden’s Riksbank to 1.5%. The Bank of Canada and Reserve Bank of Australia left rates unchanged.

Metals: After falling nearly 5% in May, gold prices rose sharply in June to their highest levels since mid-March. As June ended, gold appeared headed for still higher levels. Uncertainty surrounding global equity markets and relatively low global interest rates helped the rally in gold. Silver did not keep pace with gold’s rally, although it remained higher for the year. Among the base metals, copper gained approximately 8% during June and was up 12% year-to-date, although prices eased from 16-year highs of over $1.60 per pound in the final half of June. Strong demand from China continued to drive prices higher, as it did in the first quarter of 2005. Aluminum declined approximately 4.5% in June and is down approximately 9.8% year-to-date. Nickel, which rose approximately 7% in May, experienced particular weakness as prices tumbled approximately 12.5% in June due to a heavy sell-off toward the end of June, leaving prices down approximately 1.5% year-to-date.

Softs: Coffee prices tumbled throughout the second quarter of 2005 on news that the Brazilian harvest is doing well. In June, coffee was the weakest of the 19 components of the Dow Jones AIG Index. Solid physical demand for sugar globally, but in particular from China where May imports were reported at 170,875 tonnes, well ahead of last year’s 157,683 tonnes, helped sugar surge in May and June. White sugar demand remains brisk and the European Union has withdrawn as a seller for the time being. After declining steadily for most of the second quarter of 2005, cocoa prices became volatile in June on reports of building tensions in the Ivory Coast ahead of the scheduled start of disarmament on June 27. With the market on edge, prices surged temporarily. Subsequently, the disarmament was delayed. Violence in the region continues, but tensions eased somewhat towards the end of June as the United Nations increased its commitment to the Peace Keeping Force.

Quarterly Partnership Performance

The following is a summary of performance for the major sectors in which the Fund traded:

Sector P/L

Currencies (+): The major currencies experienced a significant sell off versus the US Dollar over the last two months of the second quarter. Gains were derived from short positions on the euro, the Swiss franc, and the Japanese yen.

Energies (-): The sector was choppy this quarter with prices rebounding after a mid-quarter sell-off to finish at levels close to where they began the quarter. Losses were experienced throughout the energy complex.

Grains (-): Most components of the sector ended the quarter where they began, albeit with multiple changes of direction within the 3-month period. The net result for the quarter was negative, with long positions in cotton and wheat contributing the most to the sector’s loss.

Indices (-): Global markets, excluding Japan, overcame losses during the first half of the second quarter to finish with modest gains for the quarter. Losses were generated from both long and short positions in the Tokyo Stock Index, Nikkei and DAX.

Interest Rates (+): The prices of US, European and Japanese bonds all strengthened during the second quarter. Long positions in the German Bund, British Gilt and US Treasury Bond contributed towards the gain.

Metals (-): Most of the industrial and precious metals were trendless for the quarter, making them difficult to trade. Losses were generated from long positions in copper, as well as long and short positions in aluminum and zinc.

Softs (-): The largest losses for the sector came from long positions in coffee, which sold off for most of the quarter and short positions in sugar, which rallied for most of the quarter.

Series E’s net asset levels were lower Year-To-Date 2005 as compared to Year-To-Date 2004 due to trading losses and redemptions.

Interest income is earned on the average daily equity maintained with PFD at the 13-week Treasury bill discount rate and, therefore, varies weekly according to interest rates, trading performance, contributions and redemptions. Interest income increased $137,000 and $220,000 during Second Quarter 2005 and Year-To-Date 2005 as compared to Second Quarter 2004 and Year-To-Date 2004 due to the higher interest rates offset in part by lower asset levels as discussed above.

Commissions are calculated on Series E’s net asset value at the end of each week and, therefore, vary according to weekly trading performance, contributions and redemptions. Other transaction fees consist of National Futures Association, exchange and clearing fees as well as floor brokerage costs and give-up charges, which are based on the number of trades the trading advisor executes, as well as which exchange, clearing firm or bank on, or through, which the contract is traded. Commissions and other transaction fees decreased $134,000 and $314,000 during Second Quarter 2005 and Year-To-Date 2005, as compared to Second Quarter 2004 and Year-To-Date 2004, due to the decrease in average net asset levels as discussed above.

All trading decisions for Series E are made by Graham Capital Management, L.P. (the “Trading Advisor”). Management fees are calculated on Series E’s net asset value at the end of each week and, therefore, are affected by weekly trading performance, contributions and redemptions. Management fees decreased $51,000 and $121,000 during Second Quarter 2005 and Year-To-Date 2005, as compared to Second Quarter 2004 and Year-To-Date 2004, due to the decrease in average net asset levels as discussed above.

Incentive fees are based on the “New High Net Trading Profits” generated by the Trading Advisor, as defined in the advisory agreement among Series E, the Managing Owner and the Trading Advisor. There were no incentive fees for the Second Quarter 2005, Year-To-Date 2005 and Second Quarter 2004. Incentive fees for Year-To-Date 2004 were $1,210,000.

General and administrative expenses were $0, $111,000, $62,000 and $99,000 for Second Quarter 2005, Year-To-Date 2005, Second Quarter 2004 and Year-To-Date 2004, respectively. These expenses include accounting, audit, tax and legal fees as well as printing and postage costs related to reports sent to limited owners, and are before reimbursement of costs incurred by the Managing Owner on behalf of Series E. To the extent that general and administrative expenses exceed 1.5% of Series E’s net asset value during the year (with a maximum of 0.5% attributable to other than legal and audit expenses) such amounts are borne by the Managing Owner and its affiliates. Applicable expenses did not exceed these limits in the Second Quarter 2005, Year-To-Date 2005, Second Quarter 2004 and Year-To-Date 2004.

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

The following table presents the trading value at risk associated with Series E’s open positions by market sector at June 24, 2005 and December 31, 2004. All open position trading risk exposures of Series E have been included in calculating the figure set forth below. At June 24, 2005 and December 31, 2004, Series E had total capitalizations of approximately $34.0 million and $42.3 million, respectively.

	June 24, 2005		December 31, 2004
Market Sector	Value at Risk	% of Total Capitalization	Value at Risk	% of Total Capitalization
Interest rates	$1,927,173	5.66%	$1,473,847	3.48%
Currencies	1,223,100	3.59%	1,165,113	2.75%
Commodities	280,337	0.82%	1,204,975	2.85%
Stock indices	2,306,227	6.78%	3,288,678	7.77%

Total	$5,736,837	16.85%	$7,132,613	16.85%

The following table presents the average trading value at risk of Series E’s open positions by market sector for the Second Quarter 2005 and Year-To-Date 2005, based on Series E’s total average capitalization of approximately $33.9 million and $36.1 million, respectively.

	Second Quarter 2005		Year-To-Date 2005
Market Sector	Value at Risk	% of Total Capitalization	Value at Risk	% of Total Capitalization
Interest rates	$970,208	2.86%	$1,105,610	3.06%
Currencies	733,645	2.16%	700,904	1.94%
Commodities	721,364	2.13%	869,527	2.41%
Stock indices	1,202,832	3.55%	1,668,988	4.62%

Total	$3,628,049	10.70%	$4,345,029	12.03%

Based on average trading value risk for Second Quarter 2005 and Year-To-Date 2005, Series E experienced an overall decrease in its value at risk, relative to capitalization levels, as compared with value at risk at December 31, 2004. Value at risk in all sectors declined, but the largest contributor to this decline was the stock index sector where Series E significantly decreased positions in global indexes, including the DJIA, NASDAQ, S&P and DAX. The decline in value at risk in the interest rate sector is attributable to reduced positions in the eurodollar. For the year-to-date period, positions in euribor and gilts were also lightened, while in the second quarter time frame, positions in short-term British rates and Japanese government bonds were lightened. The decline in value at risk in the currency sector is attributable to the Mexican peso. For the year-to-date period, positions in the euro were also lightened, while in the second quarter time frame, positions in the South African rand were lightened. The decline in value at risk in the commodity sector is mainly attributable to a reduction in metals exposure. By contrast, at June 24, 2005, the total value at risk for Series E was the same as the December 31, 2004 level, but the composition was different. While the value at risk in commodities and stock indices had declined, interest rates and currencies has increased. The decline in commodities was a result of reduced exposure to coffee, copper, aluminum and crude oil, while the decline in indexes were a results of reduced exposure in the S&P and NASDAQ. The increase in currencies was attributable to positions in the euro and British pound, while the increase in interest rates was attributable to positions in longer-term US rates, as well as short-and long-term rates in Germany.

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

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings – There are no material legal proceedings pending by or against the Registrant or the Managing Owner, or to which the Registrant or Managing Owner was a party during the period covered by this report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds – None

Item 3.	Defaults Upon Senior Securities – None

Item 4.	Submission of Matters to a Vote of Security Holders – None

Item 5.	Other Information – None

Item 6.	Exhibits:

3.1
and
	4.1	Third Amended and Restated Declaration of Trust and Trust Agreements of World Monitor Trust II dated as of October 1, 2004 (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on form 10K for the year ended December 31, 2004.)

	31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

	31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

	32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the SARBANES-OXLEY Act of 2002 (furnished herewith)

	32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the SARBANES-OXLEY Act of 2002 (furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WORLD MONITOR TRUST II – SERIES E

By:	Preferred Investment Solutions Corp.
Managing Owner

	By:	/s/ Kenneth A. Shewer	Date: August 8, 2005
Kenneth A. Shewer
Chairman and Director

	By:	/s/ Maureen D. Howley	Date: August 8, 2005
Maureen D. Howley
Senior Vice President and Chief Financial Officer