Form 10-Q
period 2005-09-30
WORLD MONITOR TRUST II SERIES E
filed 2005-11-14
CIK 1090701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

WORLD MONITOR TRUST II – SERIES E

(Unaudited)

FINANCIAL STATEMENTS

September 30, 2005

WORLD MONITOR TRUST II – SERIES E

STATEMENTS OF FINANCIAL CONDITION

September 30, 2005 (Unaudited) and December 31, 2004 (Audited)

	September 30, 2005	December 31, 2004
ASSETS
Cash in commodity trading accounts	$32,614,781	$42,150,059
Net unrealized gain on open futures contracts	734,919	1,180,948
Net unrealized gain on open forward contracts	252,731	0

Total assets	$33,602,431	$43,331,007

LIABILITIES
Commissions and other transaction fees payable	$189,167	$243,578
Accrued expenses payable	202,237	175,602
Management fees payable	62,983	80,393
Net unrealized loss on open forward contracts	0	435,174
Redemptions payable	123,159	86,410

Total liabilities	577,546	1,021,157

Commitments

TRUST CAPITAL
Limited interests (202,901.111 and 226,409.355 interests outstanding) at September 30, 2005 and December 31, 2004	32,686,424	41,871,365
Managing Owner interests (2,101.020 and 2,371 interests outstanding) at September 30, 2005 and December 31, 2004	338,461	438,485

Total trust capital	33,024,885	42,309,850

Total liabilities and trust capital	$33,602,431	$43,331,007

See accompanying notes.

WORLD MONITOR TRUST II – SERIES E

CONDENSED SCHEDULES OF INVESTMENTS

September 30, 2005 (Unaudited) and December 31, 2004 (Audited)

	September 30, 2005		December 31, 2004
Futures and Forward Contracts	Net Unrealized Gain (Loss) as a % of Trust Capital	Net Unrealized Gain (Loss)	Net Unrealized Gain (Loss) as a % of Trust Capital	Net Unrealized Gain (Loss)
Futures contracts purchased:
Commodities	2.51%	$828,067	0.37%	$156,485
Interest rates	(0.09)%	(29,515)	0.41%	172,957
Stock indices	0.79%	261,956	2.07%	879,361

Net unrealized gain on futures contracts purchased	3.21%	1,060,508	2.85%	1,208,803

Futures contracts sold:
Commodities	(1.04)%	(343,737)	(0.25)%	(105,505)
Interest rates	0.07%	23,498	0.20%	82,750
Stock indices	(0.02)%	(5,350)	(0.01)%	(5,100)

Net unrealized (loss) on futures contracts sold	(0.99)%	(325,589)	(0.06)%	(27,855)

Net unrealized gain on futures contracts	2.22%	$734,919	2.79%	$1,180,948

Forward currency contracts purchased:
Net unrealized gain on forward contracts purchased	0.17%	$55,875	0.49%	$206,385

Forward currency contracts sold:
Net unrealized gain (loss) on forward contracts sold	0.60%	196,856	(1.52)%	(641,559)

Net unrealized gain (loss) on forward contracts	0.77%	$252,731	(1.03)%	$(435,174)

See accompanying notes.

WORLD MONITOR TRUST II – SERIES E

STATEMENTS OF OPERATIONS

For the Periods June 25, 2005 to September 30, 2005 and June 26, 2004 to September 24, 2004 and

For the Periods January 1, 2005 to September 30, 2005 and January 1, 2004 to September 24, 2004

(Unaudited)

	For the Period June 25, 2005 to September 30, 2005	For the Period June 26, 2004 to September 24, 2004	For the Period January 1, 2005 to September 30, 2005	For the Period January 1, 2004 to September 24, 2004
REVENUES
Realized	$1,574,701	$(3,319,094)	$(4,160,575)	$(1,349,956)
Change in unrealized	(560,832)	3,288,303	241,876	(262,750)
Interest income	296,741	135,544	735,267	353,919

Total revenues	1,310,610	104,753	(3,183,432)	(1,258,787)

EXPENSES
Brokerage commissions and other transaction fees	574,280	577,252	1,710,609	2,027,794
Management fees	173,852	181,927	516,110	645,646
Incentive fees	0	0	0	1,209,951
General and administrative	0	41,879	111,105	140,742

Total expenses	748,132	801,058	2,337,824	4,024,133

NET INCOME (LOSS)	$562,478	$(696,305)	$(5,521,256)	$(5,282,920)

NET (LOSS) PER WEIGHTED AVERAGE LIMITED AND MANAGING OWNER INTEREST
Net income (loss) per weighted average limited and Managing Owner interest	$2.68	$(2.87)	$(25.35)	$(20.58)

Weighted average number of limited and Managing Owner interests outstanding	209,567	242,920	217,762	256,641

See accompanying notes.

WORLD MONITOR TRUST II – SERIES E

STATEMENTS OF CHANGES IN TRUST CAPITAL

For the Period January 1, 2005 to September 30, 2005 and

For the Period January 1, 2004 to September 24, 2004

(Unaudited)

	Interests	Limited Interests	Managing Owner Interests	Total
For the period January 1, 2005 to September 30, 2005
Trust capital at December 31, 2004	228,780.355	$41,871,365	$438,485	$42,309,850
Net (loss) for the period January 1, 2005 to September 30, 2005		(5,464,728)	(56,528)	(5,521,256)
Redemptions	(23,778.224)	(3,720,213)	(43,496)	(3,763,709)

Trust capital at September 30, 2005	205,002.131	$32,686,424	$338,461	$33,024,885

For the period January 1, 2004 to September 24, 2004
Trust capital at December 31, 2003	273,142.850	$47,714,287	$482,055	$48,196,342
Net (loss) for the period January 1, 2004 to September 24, 2004		(5,229,778)	(53,142)	(5,282,920)
Redemptions	(36,101.837)	(6,066,716)	(60,969)	(6,127,685)

Trust capital at September 24, 2004	237,041.013	$36,417,793	$367,944	$36,785,737

	Net Asset Value per Limited and Managing Owner Interest
	September 30, 2005	December 31, 2004	September 24, 2004	December 31, 2003

	$161.10	$184.94	$155.19	$176.45

See accompanying notes.

WORLD MONITOR TRUST II – SERIES E

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1. ORGANIZATION

A.	General Description of the Trust

The statement of financial condition, including the condensed schedule of investments, as of September 30, 2005, the statements of operations for the periods June 25, 2005 to September 30, 2005 (“Third Quarter 2005”), June 26, 2004 to September 24, 2004 (“Third Quarter 2004”), January 1, 2005 to September 30, 2005 (“Year-To-Date 2005”) and January 1, 2004 to September 24, 2004 (“Year-To-Date 2004”), and the statements of changes in trust capital for the periods January 1, 2005 to September 30, 2005 and January 1, 2004 to September 24, 2004, are unaudited. In the opinion of the Managing Owner, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of World Monitor Trust II – Series E (“Series E”) as of September 30, 2005 and the results of its operations for the Third Quarter 2005, Third Quarter 2004, Year-To-Date 2005 and Year-To-Date 2004. However, the operating results for these interim periods may not be indicative of the results expected for a full year.

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

WORLD MONITOR TRUST II – SERIES E

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 2. RELATED PARTIES

Prior to October 1, 2004, Series E reimbursed the Managing Owner or its affiliates for services they performed for Series E, which included, but were not limited to: brokerage services; accounting and financial management; registrar, transfer and assignment functions; investor communications; printing and other administrative services. However, to the extent that general and administrative expenses exceeded 1.5% of Series E’s net asset value during the year (with a maximum of 0.5% attributable to other than legal and audit expenses) such amounts were borne by the Managing Owner and its affiliates. General and administrative expenses did not exceed such limitations during the Third Quarter 2005, Third Quarter 2004, Year-To-Date 2005 and Year-To-Date 2004. Additionally, PEG or its affiliates paid the costs of organizing Series E and all costs of organizing and offering Series E Interests.

The expenses incurred by Series E for services performed by the Managing Owner and its affiliates for Series E were:

	Third Quarter 2005	Third Quarter 2004	Year-To-Date 2005	Year-To-Date 2004

Commissions	$522,156	$546,480	$1,550,243	$1,924,212
General and administrative	0	14,528	0	42,704

	$522,156	$561,008	$1,550,243	$1,966,916

Expenses payable to the Managing Owner and its affiliates (which are included in accrued expenses) as of September 30, 2005 and December 31, 2004 were $189,167 and $241,500, respectively.

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

Series E’s futures commission merchant, in accepting orders for the purchase or sale of domestic futures contracts, is required by Commodity Futures Trading Commission (“CFTC”) regulations to separately account for and segregate as belonging to Series E all assets of Series E relating to domestic futures trading and is not allowed to commingle such assets with its other assets. At September 30, 2005 and December 31, 2004, such segregated assets totaled $7,586,973 and $12,704,051, respectively. Part 30.7 of the CFTC regulations also requires Series E’s futures commission merchant to secure assets of Series E related to foreign futures trading which totaled $558,160 and $30,626,956 at September 30, 2005 and December 31, 2004, respectively. There are no segregation requirements for assets related to forward trading.

As of September 30, 2005, Series E’s open futures and forward contracts mature within 18 months.

WORLD MONITOR TRUST II – SERIES E

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 4. FINANCIAL HIGHLIGHTS

The following information presents per interest operating performance data and other supplemental financial data for the Third Quarter 2005, Third Quarter 2004, Year-To-Date 2005 and Year-To-Date 2004. This information has been derived from information presented in the financial statements.

	Third Quarter		Year-To-Date
	2005	2004	2005	2004

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Per Interest Performance (for an interest outstanding throughout the entire period)
Net asset value per interest at beginning of period	$158.21	$157.82	$184.94	$176.45

Net realized gain (loss) and change in net unrealized gain (loss) on commodity transactions (1)	5.04	0.11	(16.48)	(7.24)
Interest income (1)	1.42	0.56	3.38	1.39
Expenses (1)	(3.57)	(3.30)	(10.74)	(15.41)

Net increase (decrease) for the period	2.89	(2.63)	(23.84)	(21.26)

Net asset value per interest at end of period	$161.10	$155.19	$161.10	$155.19

Total Return (3)
Total return before incentive fees	1.83%	(1.67)%	(12.89)%	(9.28)%
Incentive fees	0.00%	0.00%	0.00%	(2.77)%

Total return after incentive fees	1.83%	(1.67)%	(12.89)%	(12.05)%

Supplemental Data
Ratios to average net asset value
Net investment (loss) before incentive fees (2), (4)	(5.19)	(7.29)%	(6.17)%	(7.52)%
Incentive fees (3)	0.00%	0.00%	0.00%	(2.77)%

Net investment (loss) after incentive fees	(5.19)%	(7.29)%	(6.17)%	(10.29)%

Interest income (4)	3.41%	1.48%	2.83%	1.08%

Incentive fees (3)	0.00%	0.00%	0.00%	2.77%
Other expenses (4)	8.60%	8.77%	9.00%	8.60%

Total expenses	8.60%	8.77%	9.00%	11.37%

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

WORLD MONITOR TRUST II – SERIES E

(a Delaware Business Trust)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Report includes forward-looking statements that reflect the Managing Owner’s current expectations about the future results, performance, prospects and opportunities of the Trust. The Managing Owner has tried to identify these forward-looking statements by using words such as “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “should,” “estimate” or the negative of those terms or similar expressions. These forward-looking statements are based on information currently available to the Managing Owner and are subject to a number of risks, uncertainties and other factors, both known, such as those described in this Report, and unknown, that could cause the Trust’s actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements.

You should not place undue reliance on any forward-looking statements. Except as expressly required by the Federal securities laws, the Managing Owner undertakes no obligation to publicly update or revise any forward-looking statements or the risks, uncertainties or other factors described in this Report, as a result of new information, future events or changed circumstances or for any other reason after the date of this Report.

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

Limited interests in Series E may be redeemed on a weekly basis but are subject to a redemption fee if transacted within one year of the effective date of purchase. Redemptions of limited interests for Third Quarter 2005, Year-To-Date 2005, and for the period from April 6, 2000 (commencement of operations) to September 30, 2005 were $1,528,900, $3,720,213 and $22,108,297, respectively. Redemptions of general interests for Third Quarter 2005, Year-To-Date 2005, and for the period from April 6, 2000 (commencement of operations) to September 30, 2005 were $43,496, $43,496 and $275,796, respectively. Additionally, interests owned in any series of World Monitor Trust II (Series D, E or F) may be exchanged, without any charge, for interests of one or more other series of World Monitor Trust II on a weekly basis for as long as limited interests in those series are being offered to the public. Series E and World Monitor Trust II – Series F are no longer offered to the public as those series substantially achieved their subscription maximums during June 2003 and July 2003, respectively. In addition, since July 2003, the offering of interests in World Monitor Trust II – Series D (“Series D”) has been suspended. Accordingly, at this time, interests may not be exchanged. Future redemptions and exchanges will impact the amount of funds available for investment in commodity contracts in subsequent periods.

At September 30, 2005, 100% of Series E’s net assets were allocated to commodities trading. A significant portion of the net assets was held in cash which was used as margin for trading in commodities. In as much as the sole business of Series E is to trade in commodities, Series E continues to own such liquid assets to be used as margin. The broker credits Series E with interest income on 100% of its average daily equity maintained in its accounts with them during each month at the 13-week Treasury bill discount rate.

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

Off-Balance Sheet Arrangements and Contractual Obligations

As of September 30, 2005, Series E had not utilized special purpose entities to facilitate off-balance sheet financing arrangements and has no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of Series E. While Series E’s exposure under such indemnification provisions can not be estimated, these general business indemnifications are not expected to have material impact on Series E’s financial position.

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

Results of Operations

The net asset value per interest as of September 30, 2005 was $161.10, a decrease of 12.89% from the December 31, 2004 net assets value per interest of $184.94 and an increase of 1.83% from the June 24, 2005 net asset value per interest of $158.21. Past performance is not necessarily indicative of future results.

Series E’s trading gains/(losses) before commissions and related fees were $1,014,000 and $(3,919,000) during Third Quarter 2005 and Year-To-Date 2005, compared to $(31,000) and $(1,613,000) during Third Quarter 2004 and Year-To-Date 2004, respectively. Due to the nature of Series E’s trading activities, a period to period comparison of its trading results is not meaningful. However, a detailed discussion of Series E’s Third Quarter 2005 trading results is presented below.

Past performance is not indicative of future results.

As a result, any recent increases in realized or unrealized trading gains may have no bearing on any results that may be obtained in the future.

Quarterly Market Review

The U.S. economy had a reasonably positive third quarter, despite higher petroleum and natural gas prices and two major hurricanes at quarter’s end that caused significant damage in New Orleans and the Gulf Coast region. A strong U.S. dollar was an evident factor throughout the third quarter. The final report on the second quarter Gross Domestic Product (“GDP”), released at the end of September, showed the U.S. economy growing at a 3.3% annual rate. Consumer spending and a large trade deficit were major contributors to the final second quarter number. For the third quarter, the forecasts are mostly running around an annual rate of 3.5%, notwithstanding $3 per gallon gasoline and rising natural gas prices that are expected to cause higher home heating bills.

The Federal Reserve (“Fed”) increased its emphasis on inflation throughout the third quarter, as evidenced not only by the Federal Open Market Committee (“FOMC”) minutes, but also by speeches from Chairman Greenspan and a number of Fed members. The FOMC continued to raise rates during the third quarter, ignoring pleas from politicians and economists to pause after the hurricanes. In addition, the statement from the September 20 meeting made it appear that the FOMC may continue raising rates. Treasury yields have been slow to reflect this but the 10-year note ended the third quarter at 4.25%, up from 3.94% at June 30. The yield curve has been flattening almost all year and the spread between the 2 and 10-year notes was 14 to 15 points at the end of September, slightly above the 4 year low of 12 points.

Third quarter economic data included steady housing numbers and decent employment figures. However, consumer confidence was clearly shaken by gas prices and the hurricanes. In particular, the September University of Michigan Sentiment Index disappointed economists with a decline to 76.9 from 89.1 in August and 96.7 in July. Among other reports, personal income and spending ended the quarter on a weak note and the nation’s savings rate fell to a record low of minus 0.7%.

The major European and Asian economies were reasonably strong this quarter, despite high energy prices. In Europe, the European Central Bank (“ECB”) left rates unchanged during the quarter, extending the existing 2% rate. While there was periodic speculation that it was leaning toward higher rates, and ECB President Claude Trichet stepped up his inflation rhetoric, the ECB continues to maintain the same rate that has existed since November 2003 with little prospect of any change this year. While the Bank of England lowered its base rate by 25 points at its August 4 meeting, that is considered a one-time event as recent U.K. data does not indicate any additional moves in the near future.

A significant event in Europe during the third quarter was the German elections, which ended in a virtual tie between Gerhard Schroeder and Angela Merkel. This created a great deal of uncertainty and lessened prospects of any imminent economic reform. At the end of September, the situation was still unresolved but appeared to be moving toward a coalition solution, a result that may limit reform potential.

In the third quarter, the Organization of Economic Cooperation and Development (“OECD”) increased its GDP forecasts for France and Italy but lowered them for Germany and the U.K. France was increased to 1.6% from 1.4% and Italy was increased to a positive 0.2% from a negative 0.6%. Germany was downgraded to 1.0% from 1.2% and the U.K. was decreased to 1.9% from 2.4%. The August unemployment rate for Germany was unchanged at 11.6% while France’s unemployment rate edged below 10% for the first time in 2 years.

In Asia, the reelection of reform-minded Prime Minister Koizumi was received favorably, leading to a rally in the Nikkei to 13,678, a level not seen since May 2001. Japan’s economic data also pointed to growth, including strong consumer sector numbers. Despite a period of increasing oil prices, August industrial production grew at a 1.2% pace, extending the recent positive trend. The OECD raised its 2005 GDP projection for Japan to 1.8% from 1.5%. Meanwhile, China, Korea and India continue to see strong economic expansion while inflationary pressures appear to be under reasonable control.

Currencies: The U.S. dollar had a strong September and a solid third quarter against the euro, Japanese yen and British pound. In late September, the People’s Republic of China central bank widened the yuan’s trading band against the Japanese yen, euro and Hong Kong dollar to 3.0% from 1.5%. The U.S. dollar remained at 0.3%. China described the move as necessary to curb speculation that could be harmful to the yuan.

The Bank of Canada raised its overnight interest rate by 25 basis points to 2.75% on September 7. The accompanying statement was unclear as to whether further rate hikes were likely. The Canadian dollar ended September at 86.03 cents to the U.S. dollar compared to 83.66 cents to the U.S. dollar at the end of the second quarter. In other currencies, the Australian dollar ended the quarter at 76.27 cents to the U.S. dollar and the South African rand was at 6.37 rand to the U.S. dollar.

Energies: Natural gas prices hit record highs in September increasing 80% for the quarter. Hurricanes Katrina and Rita were the primary reasons for the increase. Repairing the vast damage to natural gas facilities in the Gulf (including rigs, pipelines and processing facilities) is taking far longer than expected. It is expected that it will be weeks before facilities are near normal and months before they are fully operational.

As to the petroleum sector, the third quarter also saw higher prices, albeit less than natural gas. Crude rose 13%, heating oil increased 23% and unleaded petroleum rose 44% in the third quarter. At the end of the quarter, the U.S. Minerals Management Service estimated that 97.8% of daily oil production in the Gulf was still offline. As with natural gas, repairs are taking considerably longer than originally anticipated. President Bush announced two releases from the strategic petroleum reserve and OPEC increased quotas by 500,000 barrels; however, given refinery capacity problems, these actions had minimal impact.

Grains: The corn market saw a continuation of the downward movement that began in July and continued throughout the months of August and September as each month’s respective USDA Supply/Demand Report confirmed the existence of a strong U.S. crop. Also, Hurricanes Katrina and Rita and the accompanying 300-mile wide band of rain proved more beneficial to the crop, in the form of irrigation, than the damage done by the 30 mile wide band of destructive winds. Soybeans followed much the same pattern as corn in the third quarter. The wheat market saw a commensurate pricing pattern develop during the third quarter.

Indices: The Dow Jones Industrial Average (“DJIA”), the NASDAQ and the S&P 500 indices each ended September higher, notwithstanding two major hurricanes and sharply higher gasoline and natural gas prices. For the DJIA, it was its first September gain in seven years.

Foreign markets outperformed the U.S. in almost all cases. The Nikkei ended the quarter at 13,678, a level not seen since May 2001, despite a period of higher oil prices. Stocks may have also benefited from a weaker yen, which encourages exports.

Other regional markets ended the quarter higher. Korea’s Kospi, which is attracting global investor attention, rose to record levels. Natural resource equities helped the Australian All Ordinary Index.

European markets were strong throughout September in part because of a number of announced merger and acquisition deals, and the U.S. dollar rally. Technology, energy and mining issues were leading performers. European companies have been able to increase profits despite lackluster, albeit slightly improved, economic growth, high oil prices and concerns surrounding the U.S. economy.

Interest Rates: In the third quarter, U.S. Treasuries turned in their weakest quarter since the second quarter of 2004. The pattern of a flattening yield curve, prevalent for most of the quarter, was extended in September as the spread between the 10-year note and the 2-year narrowed to 14 points, just off the 4 year low of 12 basis points. Many fixed income experts view an inverted curve as inevitable. The Fed continued to raise rates, and numerous speeches from various Fed governors made it clear that the FOMC was not finished.

In Europe, the ECB held rates at 2.0%, a level that has stayed constant since November 2003. After cutting rates 25 basis points at its August 4 meeting, the Bank of England took no action in September, and recent economic data seems to indicate no further change this year. While the Bank of Canada followed the U.S. by raising rates 25 basis points, the Reserve Bank of Australia made no move. U.S. securities continue to benefit from a distinct yield advantage over most of their major competitors, including 115 basis points over the German Bund, the highest in 5 years. Foreign demand for U.S. Treasuries remains strong among central banks and private investors in Europe, Asia and the Middle East.

Metals: The third quarter, but especially September, was strong for precious metals, particularly gold. The gold rally occurred during a period of significant U.S. dollar strength. Increasing oil prices aroused inflation concerns and gold prices indicate growing underlying inflation pressures, similar to concerns expressed by the FOMC. The September hurricanes and their potential inflationary implications and ongoing concerns regarding the Middle East added to gold’s performance.

Copper turned in a strong third quarter as well and is now up 33.6% year-to-date thru September 30 within the Dow Jones AIG Index. Aluminum followed the lead of copper at times, albeit in a far less buoyant pattern, although it weakened somewhat toward the end of the quarter. Nickel saw rising warehouse stocks as it lost 9.1% in September and 6.02% for the third quarter. Zinc was 13.46% higher in the third quarter.

Softs: The third quarter was difficult for the cocoa market. The situation in the Ivory Coast is relatively unchanged from what it was earlier in the year. Ivorian President Gbagbo confirmed that elections would not be held on October 30 as previously scheduled. The situation is likely to remain in chaos for weeks and there is potential for renewed violence. Given that the peak harvest season is approaching, uncertainty remains.

The coffee market experienced high volatility following Hurricane Katrina. There was a growing concern for coffee beans stored in New Orleans, which amounted to approximately 25% of total stocks in the U.S. The level of damage remains unknown but a clearer picture will develop by mid October. Brazil’s output has proven disappointing and thus a sharp decline also seems improbable.

Sugar prices increased in the third quarter, bringing its 2005 gain to 24%. Sugar is benefiting from strong overall demand, including that related to ethanol production. The latest figures from India, the world’s number one consumer, indicate domestic demand exceeding production for the third consecutive year as that nation’s standard of living improves. Brazil is exporting less sugar, instead diverting it to ethanol production. On the negative side, the European Union has been unloading large tonnage in recent weeks which might serve to temper the market.

The month of September saw a reversal for cotton prices in the third quarter. Sellers backed away from the market as a result of the fears of, and actual damage to the crop, at the hands of hurricanes Katrina and Rita.

Quarterly Trust Performance

The following is a summary of performance for the major sectors in which the Trust traded:

Currencies (-): Escalating energy prices, strong demand for U.S. securities and concerns over a general slowing of the global economy affected the currency markets during the quarter. The Trust experienced losses trading the British pound, euro, Japanese yen, New Zealand dollar and Swiss franc in July and August.

Energies (+): Concerns over refining capacity as well as the lack of supply for increasing global demand were elevated to new heights in the wake of Hurricane Katrina. Record highs were experienced in both crude oil and natural gas during the quarter, and gains were achieved on long positions in both.

Grains (-): The possibility of a drought and limited supply turned into an abundant crop after the rains associated with the hurricanes Katrina and Rita provided ample irrigation. Long positions in corn and soybean meal, and short positions in wheat were losers.

Indices (+): The major equity indices in Western Europe, Japan and Australia were strong throughout the quarter. The Trust’s largest gains were achieved through long positions in the TOPIX, the DAX and the IBEX.

Interest Rates (-): Short-term volatility increased as global bond markets reacted to news on economic growth and central bank monetary policy activity. The Trust’s losses were attributable to long and short positions on the Treasury Note, the Treasury Bond, and the German Bund.

Metals (+): Concerns over inflation and a possible slowing global economy drove gold prices to a new 17 year high in September. Gains were made on long positions in gold and copper.

Softs (+): The sector experienced a positive return for the quarter. Long positions in sugar were responsible for the positive return.

SAFE HARBOR STATEMENT. The discussion above contains certain forward-looking statements (as such term is defined in the rules promulgated under the Securities Exchange Act of 1934, as amended) that are based on the beliefs of Series E, as well as assumptions made by, and information currently available to, Series E. A number of important factors should cause Series E’s actual results, performance or achievements for 2005 and beyond to differ materially from the results, performance or achievements expressed in, or implied by, such forward-looking statements. These factors include, without limitation, the factors described above.

Interest income is earned on the average cash maintained with PFD at the 13-week Treasury bill discount rate and, therefore, varies weekly according to interest rates, trading performance, contributions and redemptions. Interest income increased $161,000 and $381,000 during Third Quarter 2005 and Year-To-Date 2005 as compared to Third Quarter 2004 and Year-To-Date 2004 due to the higher interest rates offset in part by lower asset levels, as a result of redemptions and net losses.

Commissions are calculated on Series E’s net asset value at the end of each week and, therefore, vary according to weekly trading performance, contributions and redemptions. Other transaction fees consist of National Futures Association, exchange and clearing fees as well as floor brokerage costs and give-up charges, which are based on the number of trades the trading advisor executes, as well as which exchange, clearing firm or bank on, or through, which the contract is traded. Commissions and other transaction fees decreased $3,000 and $317,000 during Third Quarter 2005 and Year-To-Date 2005, as compared to Third Quarter 2004 and Year-To-Date 2004, due to the decrease in average net asset levels, as a result of redemptions and net losses.

All trading decisions for Series E are made by Graham Capital Management, L.P. (the “Trading Advisor”). Management fees are calculated on Series E’s net asset value at the end of each week and, therefore, are affected by weekly trading performance, contributions and redemptions. Management fees decreased $8,000 and $130,000 during Third Quarter 2005 and Year-To-Date 2005, as compared to Third Quarter 2004 and Year-To-Date 2004, due to the decrease in average net asset levels, as a result of redemptions and net losses.

Incentive fees are based on the “New High Net Trading Profits” generated by the Trading Advisor, as defined in the advisory agreement among Series E, the Managing Owner and the Trading Advisor. There were no incentive fees for the Third Quarter 2005, Year-To-Date 2005 and Third Quarter 2004. Incentive fees for Year-To-Date 2004 were $1,210,000.

General and administrative expenses were $0, $111,000, $42,000 and $141,000 for Third Quarter 2005, Year-To-Date 2005, Third Quarter 2004 and Year-To-Date 2004, respectively. These expenses include accounting, audit, tax and legal fees as well as printing and postage costs related to reports sent to limited owners, and are before reimbursement of costs incurred by the Managing Owner on behalf of Series E. To the extent that general and administrative expenses exceed 1.5% of Series E’s net asset value during the year (with a maximum of 0.5% attributable to other than legal and audit expenses) such amounts are borne by the Managing Owner and its affiliates. Applicable expenses did not exceed these limits in the Third Quarter 2005, Year-To-Date 2005, Third Quarter 2004 and Year-To-Date 2004.

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

The following table presents the trading value at risk associated with Series E’s open positions by market sector at September 23, 2005 and December 31, 2004. All open position trading risk exposures of Series E have been included in calculating the figure set forth below. At September 30, 2005 and December 31, 2004, Series E had total capitalizations of approximately $33.0 million and $42.3 million, respectively.

	September 30, 2005		December 31, 2004
Market Sector	Value at Risk	% of Total Capitalization	Value at Risk	% of Total Capitalization
Interest rates	$240,339	0.73%	$1,473,847	3.48%
Currencies	724,026	2.19%	1,165,113	2.75%
Commodities	425,295	1.29%	1,204,975	2.85%
Stock indices	1,436,350	4.35%	3,288,678	7.77%

Total	$2,826,010	8.56%	$7,132,613	16.85%

The following table presents the average trading value at risk of Series E’s open positions by market sector for the Third Quarter 2005 and Year-To-Date 2005, based on Series E’s total average capitalization of approximately $32.6 million and $34.9 million, respectively.

	Third Quarter 2005		Year-To-Date 2005
Market Sector	Value at Risk	% of Total Capitalization	Value at Risk	% of Total Capitalization
Interest rates	$724,405	2.22%	$870,972	2.49%
Currencies	812,691	2.49%	693,399	1.99%
Commodities	497,297	1.53%	779,554	2.23%
Stock indices	1,981,349	6.08%	1,730,209	4.96%

Total	$4,015,742	12.32%	$4,074,133	11.67%

Based on the average trading value at risk for the nine month and three month periods ended September 30, 2005, and the value at risk at September 30, 2005, Series E experienced an overall decrease in its value at risk as compared with its value at risk at December 31, 2004, relative to capitalization levels. This decrease was attributable to all sectors, but especially stock indices, interest rates and commodities. At September 30, 2005, Series E’s largest exposure is to the stock indices sector, the largest positions being in the S&P 500, the DAX and the CAC-40. At September 30, 2005, Series E’s primary currency exposures are in the Japanese yen and the euro.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Managing Owner carried out an evaluation, under the supervision and with the participation of the officers of the Managing Owner, including the Managing Owner’s chief executive officer, chief financial officer and director of fund administration, of the effectiveness of the design and operation of Series E’s disclosure controls and procedures. Based upon that evaluation, the Managing Owner’s chief executive officer, chief financial officer and director of fund administration, concluded that Series E’s disclosure controls and procedures are effective.

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

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings – There are no material legal proceedings pending by or against the Registrant or the Managing Owner, or to which the Registrant or Managing Owner was a party during the period covered by this report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds – None

Item 3.	Defaults Upon Senior Securities – None

Item 4.	Submission of Matters to a Vote of Security Holders - None

Item 5.	Other Information – None

Item 6.	Exhibits:

	3.1 and 4.1	Third Amended and Restated Declaration of Trust and Trust Agreements of World Monitor Trust II dated as of October 1, 2004 (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on form 10K for the year ended December 31, 2004.)

	31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

	31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

	31.3	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

	32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

	32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

	32.3	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WORLD MONITOR TRUST II - SERIES E

By:	Preferred Investment Solutions Corp.
Managing Owner

	By:	/s/ Kenneth A. Shewer	Date: November 14, 2005
Kenneth A. Shewer
Co-Chief Executive Officer

	By:	/s/ Maureen D. Howley	Date: November 14, 2005
Maureen D. Howley
Senior Vice President and Chief Financial Officer

	By:	/s/ David K. Spohr	Date: November 14, 2005
David K. Spohr
Vice President and Director of Fund Administration