Form 10-Q
period 2006-09-29
WORLD MONITOR TRUST II SERIES E
filed 2006-11-14
CIK 1090701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 29, 2006

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WORLD MONITOR TRUST II – SERIES E

FINANCIAL STATEMENTS

September 29, 2006

WORLD MONITOR TRUST II – SERIES E

STATEMENTS OF FINANCIAL CONDITION

September 29, 2006 (Unaudited) and December 31, 2005

	September 29, 2006	December 31, 2005
ASSETS
Cash in commodity trading accounts	$25,157,659	$30,045,374
Net unrealized gain on open forward contracts	91,731	599,873
Net unrealized gain on open futures contacts	428,652	125,337

Total assets	$25,678,042	$30,770,584

LIABILITIES
Commissions and other transaction fees payable	$5,432	$4,683
Accrued expenses	259,628	313,916
Management fees payable	48,331	60,957
Redemptions payable	34,140	291,894

Total liabilities	347,531	671,450

TRUST CAPITAL
Limited interests (154,607.450 and 186,721.969 interests outstanding) at September 29, 2006 and December 31, 2005	25,071,377	29,787,258
Managing Owner interests (1,598 and 1,955 interests outstanding) at September 29, 2006 and December 31, 2005	259,134	311,876

Total trust capital	25,330,511	30,099,134

Total liabilities and trust capital	$25,678,042	$30,770,584

See accompanying notes.

WORLD MONITOR TRUST II – SERIES E

CONDENSED SCHEDULES OF INVESTMENTS

September 29, 2006 (Unaudited) and December 31, 2005

	September 29, 2006		December 31, 2005
	Net Unrealized Gain (Loss) as a % of Trust Capital	Net Unrealized Gain (Loss)	Net Unrealized Gain (Loss) as a % of Trust Capital	Net Unrealized Gain (Loss)
Futures and Forward Contracts
Futures contracts purchased:
Commodities	0.30%	$76,130	0.06%	$18,796
Interest rates	0.20%	49,543	0.15%	46,140
Stock indices	1.78%	452,137	0.39%	116,243

Net unrealized gain on futures contracts purchased	2.28%	577,810	0.60%	181,179

Futures contracts sold:
Commodities	(0.29)%	(72,941)	(0.12)%	(35,090)
Interest rates	(0.30)%	(76,217)	(0.08)%	(24,502)
Stock indices	0.00%	0	0.01%	3,750

Net unrealized (loss) on futures contracts sold	(0.59)%	(149,158)	(0.19)%	(55,842)

Net unrealized gain on futures contracts	1.69%	$428,652	0.41%	$125,337

Forward currency contracts purchased:
Net unrealized gain (loss) on forward contracts purchased	(0.26)%	$(66,924)	2.15%	$647,296

Forward currency contracts sold:
Net unrealized gain (loss) on forward contracts sold	0.63%	158,655	(0.16)%	(47,423)

Net unrealized gain on forward contracts	0.37%	$91,731	1.99%	$599,873

See accompanying notes.

WORLD MONITOR TRUST II – SERIES E

STATEMENTS OF OPERATIONS

For the Periods July 1, 2006 to September 29, 2006 and June 25, 2005 to September 30, 2005 and

January 1, 2006 to September 29, 2006 and January 1, 2005 to September 30, 2005

(Unaudited)

	For the Period July 1, 2006 to September 29, 2006	For the Period June 25, 2005 to September 30, 2005	For the Period January 1, 2006 to September 29, 2006	For the Period January 1, 2005 to September 30, 2005
REVENUES
Realized	$(919,720)	$1,574,701	$1,765,899	$(4,160,575)
Change in unrealized	379,429	(560,832)	(204,827)	241,876
Interest income	334,065	296,741	1,009,496	735,267

Total revenues	(206,226)	1,310,610	2,570,568	(3,183,432)

EXPENSES
Brokerage commissions and other transaction fees	442,059	574,280	1,483,766	1,710,609
Management fees	129,184	173,852	418,535	516,110
General and administrative	39,071	0	105,693	111,105

Total expenses	610,314	748,132	2,007,994	2,337,824

NET INCOME (LOSS)	$(816,540)	$562,478	$562,574	$(5,521,256)

NET INCOME (LOSS) PER WEIGHTED
AVERAGE LIMITED AND
MANAGING OWNER INTEREST
Net income (loss) per weighted average limited and Managing Owner interest	$(5.12)	$2.68	$3.31	$(25.35)

Weighted average number of limited and Managing Owner interests outstanding	159,492	209,567	169,915	217,762

See accompanying notes.

WORLD MONITOR TRUST II – SERIES E

STATEMENTS OF CHANGES IN TRUST CAPITAL

For the Periods January 1, 2006 to September 29, 2006 and

January 1, 2005 to September 30, 2005

(Unaudited)

		Limited Interests	Managing Owner Interests
	Interests			Total
For the period December 31, 2005 to September 29, 2006
Trust capital at December 31, 2005	188,676.969	$29,787,258	$311,876	$30,099,134
Net income for the period January 1, 2006 to September 29, 2006		556,203	6,371	562,574
Redemptions	(32,471.519)	(5,272,084)	(59,113)	(5,331,197)

Trust capital at September 29, 2006	156,205.450	$25,071,377	$259,134	$25,330,511

For the period December 31, 2004 to September 30, 2005
Trust capital at December 31, 2004	228,780.355	$41,871,365	$438,485	$42,309,850
Net (loss) for the period January 1, 2005 to September 30, 2005		(5,464,728)	(56,528)	(5,521,256)
Redemptions	(23,778.224)	(3,720,213)	(43,496)	(3,763,709)

Trust capital at September 30, 2005	205,002.131	$32,686,424	$338,461	$33,024,885

	Net Asset Value per Limited and Managing Owner Interest
	September 29, 2006	December 31, 2005	September 30, 2005	December 31, 2004
	$162.16	$159.53	$161.10	$184.94

See accompanying notes.

WORLD MONITOR TRUST II – SERIES E

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1. ORGANIZATION

A. General Description of the Trust

The statement of financial condition, including the condensed schedule of investments, as of September 29, 2006, and the statements of operations for the periods July 1, 2006 to September 29, 2006 (“Third Quarter 2006”), June 25, 2005 to September 30, 2005 (“Third Quarter 2005”), January 1, 2006 to September 29, 2006 (“Year-To-Date 2006”), and January 1, 2005 to September 30, 2005 (“Year-To-Date 2005”), and the statements of changes in trust capital for the periods January 1, 2006 to September 29, 2006 and January 1, 2005 to September 30, 2005, are unaudited. The December 31, 2005 references were taken from audited financial statements. In the opinion of Preferred Investment Solutions Corp. (“Preferred” or the “Managing Owner”), the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of World Monitor Trust II – Series E (“Series E”) as of September 29, 2006 and the results of its operations for the Third Quarter 2006, Third Quarter 2005, Year-To-Date 2006 and Year-To-Date 2005. The operating results for these interim periods may not be indicative of the results expected for a full year.

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

Note 2. RELATED PARTIES

To the extent that general and administrative expenses exceeded 1.5% of Series E’s net asset value during the year (with a maximum of 0.5% attributable to expenses other than legal and audit expenses) such amounts are borne by the Managing Owner. General and administrative expenses did not exceed such limitations during the Third Quarter 2006, Third Quarter 2005, Year-to-Date 2006 and Year-to Date 2005.

The costs charged to Series E for commissions for the Third Quarter 2006, Third Quarter 2005, Year-To-Date 2006 and Year-To-Date 2005 were $388,043, $522,156, $1,257,169 and $1,550,243, respectively.

Brokerage commissions payable to the Managing Owner and its affiliates (which are included in accrued expenses) as of September 29, 2006 and December 31, 2005 were $145,176 and $172,829, respectively.

WORLD MONITOR TRUST II – SERIES E

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 3. RECENTLY ISSUED PRONONCEMENTS

The SEC issued Staff Accounting Bulletin (“SAB”) 108, “Considering the Effects of Prior Year Misstatements When quantifying Misstatements in Current Year Financial Statements”, which provides guidance on quantifying and evaluating the materiality of unrecorded misstatements. It is effective for the first annual period ending after November 15, 2006. Series E is still evaluating the impact, if any, that the implementation of this SAB may have on its financial statements.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that Series E recognize in its financial statements, the impact of a tax position, and if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. Series E is currently evaluating the impact of adopting FIN 48 on its financial statements. At this time, the impact to Series E’s financial statements has not been determined.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. Series E is currently evaluating the impact of adopting SFAS No. 157 on its financial statements. At this time, the impact to Series E’s financial statements has not been determined

Note 4. DERIVATIVE INSTRUMENTS AND ASSOCIATED RISKS

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

WORLD MONITOR TRUST II – SERIES E

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 4. DERIVATIVE INSTRUMENTS AND ASSOCIATED RISKS (CONTINUED)

Credit Risk

When entering into futures or forward contracts, Series E is exposed to credit risk that the counterparty to the contract will not meet its obligations. The counterparty for futures contracts traded on United States and most foreign futures exchanges is the clearinghouse associated with the particular exchange. In general, clearinghouses are backed by their corporate members who are required to share any financial burden resulting from the non-performance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearinghouse is not backed by the clearing members (i.e. some foreign exchanges), it is normally backed by a consortium of banks or other financial institutions. On the other hand, there is concentration risk on forward transactions entered into by Series E as Series E’s commodity broker, is the sole counterparty. Series E has entered into a master netting agreement with its broker and, as a result, when applicable presents unrealized gains and losses on open forward positions as a net amount in the statement of financial condition. The amount at risk associated with counterparty non-performance of all of Series E’s contracts is the net unrealized gain included in the statement of financial condition; however, counterparty non-performance on only certain of Series E’s contracts may result in greater loss than non-performance on all of Series E’s contracts. There can be no assurance that any counterparty clearing member or clearinghouse will meet its obligations to Series E.

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

Series E’s futures commission merchant, in accepting orders for the purchase or sale of domestic futures contracts, is required by Commodity Futures Trading Commission (“CFTC”) regulations to separately account for and segregate as belonging to Series E all assets of Series E relating to domestic futures trading and is not allowed to commingle such assets with its other assets. At September 29, 2006 and December 31, 2005, such segregated assets totaled $7,223,784 and $5,015,706, respectively. Part 30.7 of the CFTC regulations also requires Series E’s futures commission merchant to secure assets of Series E related to foreign futures trading which totaled ($1,468,185) and $25,772,044, at September 29, 2006 and December 31, 2005, respectively. There are no segregation requirements for assets related to forward trading.

As of September 29, 2006, Series E’s open futures and forward contracts mature within 18 months.

WORLD MONITOR TRUST II – SERIES E

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 5. FINANCIAL HIGHLIGHTS

The following information presents per interest operating performance data and other supplemental financial data for the Third Quarter 2006, Third Quarter 2005, Year-To-Date 2006 and Year-To-Date 2005. This information has been derived from information presented in the financial statements.

	Third Quarter		Year-To-Date
	2006	2005	2006	2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Per Interest Performance
(for an interest outstanding throughout the entire period)
Net asset value per interest at beginning of period	$167.15	$158.21	$159.53	$184.94

Net realized gain (loss) and change in net unrealized gain (loss) on commodity transactions (1)	(3.25)	5.04	8.51	(16.48)
Interest income (1)	2.09	1.42	5.94	3.38
Expenses (1)	(3.83)	(3.57)	(11.82)	(10.74)

Net increase (decrease) for the period	(4.99)	2.89	2.63	(23.84)

Net asset value per interest at end of period	$162.16	$161.10	$162.16	$161.10

Total Return (3)
Total return before incentive fees	(2.99)%	1.83%	1.65%	(12.89)%
Incentive fees	0.00%	0.00%	0.00%	0.00%

Total return after incentive fees	(2.99)%	1.83%	1.65%	(12.89)%

Supplemental Data
Ratios to average net asset value
Net investment (loss) before incentive fees (2), (4)	(3.96)%	(5.19)%	(4.64)%	(6.17)%
Incentive fees (3)	0.00%	0.00%	0.00%	0.00%

Net investment (loss) after incentive fees	(3.96)%	(5.19)%	(4.64)%	(6.17)%

Interest income (4)	4.79%	3.41%	4.69%	2.83%

Incentive fees (3)	0.00%	0.00%	0.00%	0.00%
Other expenses (4)	8.75%	8.60%	9.33%	9.00%

Total expenses	8.75%	8.60%	9.33%	9.00%

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

Limited interests in Series E may be redeemed on a weekly basis. Redemptions of limited interests for Third Quarter 2006, Year-To-Date 2006, and for the period from April 6, 2000 (commencement of operations) to September 29, 2006 were $899,063, $5,272,084, and $30,003,209, respectively. Redemptions of general interests for Third Quarter 2006, Year-To-Date 2006, and for the period from April 6, 2000 (commencement of operations) to September 29, 2006 were $18,261, $59,113, and $358,205, respectively. Additionally, interests owned in any series of World Monitor Trust II (Series D, E or F) were exchangeable, without any charge, for interests of one or more other series of World Monitor Trust II on a weekly basis for as long as limited interests in those series are being offered to the public. Series E and World Monitor Trust II – Series F are no longer offered to the public as those series substantially achieved their subscription maximums during June 2003 and July 2003, respectively. In addition, since July 2003, the offering of interests in World Monitor Trust II – Series D (“Series D”) has been suspended. Accordingly, at this time, interests may not be exchanged. Future redemptions and exchanges will impact the amount of funds available for investment in commodity contracts in subsequent periods.

At September 29, 2006, 100% of Series E’s net assets were allocated to commodities trading. A significant portion of the net assets was held in cash, which was used as margin for trading in commodities. Inasmuch as the sole business of Series E is to trade in commodities, Series E continues to own such liquid assets to be used as margin. The broker credits Series E with interest income on 100% of its average daily equity maintained in its accounts with them during each month.

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

Off-Balance Sheet Arrangements and Contractual Obligations

As of September 29, 2006, Series E had not utilized special purpose entities to facilitate off-balance sheet financing arrangements and has no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers, such as our accountants, undertake in performing services which are in the best interests of Series E. While Series E’s exposure under such indemnification provisions can not be estimated, these general business indemnifications are not expected to have a material impact on Series E’s financial position.

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

Results of Operations

The net asset value per interest as of September 29, 2006 was $162.16 an increase of 1.65% from the December 31, 2005 net asset value per interest of $159.53 and a decrease of 2.99% from the June 30, 2006 net asset value per interest of $167.15. Past performance is not necessarily indicative of future results.

Series E’s trading gains / (losses) before commissions and related fees were approximately $(540,000) and $1,561,000 during Third Quarter 2006 and Year-To-Date 2006 respectively, compared to gains / (losses) of approximately $1,014,000 and $(3,919,000) during Third Quarter 2005 and Year-To-Date 2005, respectively. Due to the nature of Series E’s trading activities, a period-to-period comparison of its trading results is not meaningful. However, a discussion of Series E’s Third Quarter 2006 trading results is presented below.

Third Quarter 2006 Economic Overview

The most prominent economic development during the third quarter of 2006 was the suspension of the Federal Reserve’s (“Fed”) long running rate hike cycle, which ended at the August meeting and was followed by a further pause at the September meeting. The Federal Reserve Open Market Committee (“FOMC”) statements from both meetings were very similar, with an expectation of slower economic growth and of “a gradual moderation in inflationary pressures over time, partially as a reflection of lower energy prices.” The Fed also anticipates the cumulative effects of monetary tightening to restrain aggregate demand.

Pursuant to these events, U.S. interest rates steadily declined throughout the quarter, particularly in September. U.S. Treasuries were aided by flight to quality, as market participants seemed nervous about geopolitical events and asset reallocation factors during the quarter, some of which came from liquidation of commodity holdings. Treasury auctions met with solid success and featured strong foreign demand.

On the economic data front, the housing market was the focus. After weak numbers in July and August, September housing starts fell 6% to 1.665 million units, the weakest since April 2003, and are now down 19.8% over the last 12 months. Housing permits, which tends to be a more forward looking economic indicator, fell 2.3% to 1.722 million in August and are down 21.9% over the past year. The news on new home sales and existing home sales was similar. Median sales prices for existing homes fell 1.7% to $225,000 in August, the first drop in 11 years. Home builders are not optimistic with the National Association of Home Builders reporting the lowest levels of builder sentiment in 15 years.

Domestic inflation was tame throughout most of the period, even with crude oil and other industrial commodities jumping to historically high levels. The fact that commodity prices moderated, particularly oil and natural gas, at quarter’s end, adds to a fairly benign forward inflation outlook. The Fed continues to issue the required inflation concern statements, and the numbers remain above target on a year-on-year basis. However, rampant inflation seems unlikely in the U.S. on both a Consumer Price Index (“CPI”) and Producer Price Index (“PPI”) basis, the two most common measures of economic inflation.

Economic growth, as measured by Gross Domestic Product (“GDP”), was softer, as the second quarter release was revised downwards from 2.9% to 2.6%. Corporate profits remained healthy but were also lower during this quarter. The Consumer Confidence Index continued to show solid performance, with a reading of 104.5 in September versus 100.2 in August, as lower gasoline prices have helped consumers. While geopolitical and energy risks abound, the U.S. economy has consistently shown an ability to weather the worst of storms. The fact that the majority of the global economic community is doing well adds to the supportive landscape for the U.S.

On the foreign front, the overall picture remained constructive in the third quarter and looks reasonably strong across the board for Asia and Europe. China extended its ongoing growth with 11.3% GDP in the second quarter and some recent forecasts indicate that third and fourth quarter numbers might even be better. The Chinese yuan maintained its slow process of gains as it reached a high of 7.8965 to the U.S. dollar in September, the best level since the revaluation process was initiated. It is widely expected that the People Bank of China will gradually expand the trading band in coming months and at least gradually accelerate the revaluation process.

The Bank of Japan (“BOJ”) ended its “zero interest rate policy” in July with a rate hike to 0.25%. However, the Japanese economy is still expanding slowly, so no additional hikes are expected soon. The current situation surrounding North Korea has added to potential problems. Japanese equities saw a volatile quarter but in the end put in a strong performance, including a rise in the Nikkei to 16,127 at the end of the third quarter compared to 15,505 at the end of the second quarter. South Korea also saw its stock market and economy do well in the third quarter. The Kospi rose to 1,371 from 1,352 in August and 1,298 in July and was holding well as the North Korean nuclear situation remained in flux. The overall outlook for Asia as a whole appears quite positive. The coup in Thailand had virtually no impact on the Asian region’s economy or its currencies.

Australia also seems to be thriving with higher equity prices and an apparent end of their rate hike cycle after raising rates 25 basis points at the Reserve Bank’s August 2 meeting. With Canada doing well on the economic front, the Bank of Canada is similarly in pause mode. Meanwhile, the Bank of New Zealand indicated that they were finished raising rates in spite of risks to their currency.

In Europe, higher rates were noted as the European Central Bank (“ECB”) raised rates to the current 3.25%, and judging from the cautious language from ECB President Jean Claude Trichet, another increase could be in order before year-end. Eurozone economic data is mixed. The 10-year German Bund was yielding around 3.69% at quarter’s end compared to 3.90% to conclude the second quarter. The biggest surprise was a 25 basis point hike from the Bank of England (“BOE”) in August to 4.75% but that may well be the last for a while as U.K. economic numbers do not seem to justify additional moves in 2006. European equities put in a strong quarter with the DAX, CAC and FTSE near 5-year highs as October began.

Currencies

Uncertainty over interest rate policy in the four main industrial blocks affected currency moves in the third quarter, causing the U.S. dollar to trade unevenly against the euro, the Japanese yen and the British pound. The ECB did not alter rates in August or September but the language from ECB President Jean Claude Trichet continued to exhibit a cautious tone. The U.S. dollar was pressured by a growing perception that the Fed has concluded the rate hike cycle after no action at the August and September FOMC meetings. The euro was also inhibited by ideas that the U.S. economy is slowing. Meanwhile, European data has been mixed, leading to weaker than expected German business confidence readings. Talk of higher European Union interest rates and increased taxation were cited as reasons for the weakness. The British pound showed some strength in the third quarter, after the BOE unexpectedly raised rates 25 basis points to 4.75% on August 3.

The Japanese yen weakened in early September, then firmed at mid-month, only to weaken again at month’s end. The prospect of very slow rate increases in Japan is a negative to the currency. The Japanese yen was briefly pressured by the coup in Thailand but this was short lived as the situation proved to be less unsettling than originally thought. After a brief halt, the Bank of Thailand told foreign currency dealers that they could resume normal trading of the Thai baht. Japan also saw a new Prime Minister in September as Shinzo Abe took over leadership of the ruling Liberal Party. He is expected to take a conservative view through year-end.

At the end of September, the Chinese yuan reached its highest level since last year’s revaluation. Australia raised rates by 25 points to 6.00% on August 2 but the accompanying statement indicated they were finished with increases for the year. Meanwhile the Bank of New Zealand indicated they were finished raising rates and warned that the New Zealand dollar might suffer as a result. The Canadian dollar maintained a firm tone throughout the third quarter although the Bank of Canada has indicated that it is finished raising rates for 2006.

Energies

The third quarter started with energy prices on an upswing as geopolitical factors, weather fears, concerns about the availability of reformulated gasoline and summer driving demand were all supportive. However, as the quarter developed, all of these concerned dissipated.

Geopolitical fears diminished, including the end of the Israel/Hezbollah crisis. Also, it became clear that there was not likely to be any interruption in Iranian supplies as Iran continues to stall negotiations on nuclear enrichment. Further, it appears that Russia, China and France will not support meaningful sanctions against Iran, leaving the U.S. on its own. With elections approaching in the U.S., the Bush administration is not likely to make any unilateral moves.

Underlying supply and demand fundamentals continue to lack any degree of physical tightness. OPEC maintained current production levels at its September 11 meeting, and recent rumors of an emergency meeting to consider production cuts in the face of the price decline, have proven premature. Moreover, increases in non-OPEC supplies, about 1.5 million barrels per day over last year, add to the bearish supply/demand scenario.

On the weather front, the hurricane season is nearly over, and preseason fears of numerous storms proved incorrect, as the season was one of the quietest in recent years.

On a year-to-date basis, following the third quarter sell-off, crude is down 9.23% within the DJ/AIG Index, unleaded gasoline has fallen 23.14%, heating oil showed a decline of 15.62% and natural gas plunged 67.47%.

Grains

Corn priced fluctuated during the quarter, peaking in early July and then falling off by quarter-end to match early springtime lows. During July, August and the first half of September, improved meteorological conditions across the Central United States erased problematic growing condition fears from the wheat market. As a result, values declined in the late summer to their lowest level since January 2005. Weather was an important factor for soybeans as well, and soybeans followed wheat’s price pattern closely in the third quarter, with soybean prices reaching their lowest level since February 2005. China is the main driver on the demand side. The ongoing improvements in the Chinese economy have resulted in a continued increase in the demand for poultry, beef and pork, by the rapidly expanding Chinese middle class. Similar to the pattern seen in the soybean market during the third quarter, the cotton market too, saw declining prices.

Indices

The third quarter proved to be a positive one for U.S. equities, as the Fed ended its string of 17 consecutive rate hikes and gave indications it was finished for the year and perhaps beyond. A pull back in energy prices and healthy consumer confidence and spending also lent support, while a solid run of earnings data and strength in big cap stocks was featured. Stocks were also aided by asset reallocation, including some out of commodities. In Europe, the third quarter proved even better than the U.S. The strength in U.S. equities was supportive along with some positive data, and the markets were able to shrug off rate hikes from the ECB and the BOE. European equities showed gains in all three months of the quarter, particularly in August and September. Asian equities, particularly Japan, had a volatile third quarter before finishing with a positive tone. In the end, solid economic data for much of the region along with money flow led to higher prices.

Interest Rates

The Fed followed the August pause that ended a streak of 17 consecutive rate hikes to 5.25% by holding steady at the September meeting. The FOMC statement varied little from the August commentary, as the Fed said it expects lower economic growth to reduce inflationary pressures. Treasury yields moved directionally lower during the quarter and bonds benefited from flight to quality and asset reallocation during the third quarter.

In foreign markets, the BOJ, the BOE, the ECB and the Reserve Bank of Australia all raised rates by 25 basis points during the third quarter. The Bank of China raised its base lending rate to 6.12% from 5.85% on August 19, and could raise it again before year-end. China’s strong 11.3% second quarter GDP growth lends to this probability. Meanwhile, the Bank of Canada and the New Zealand Reserve Bank made no rate changes during the quarter and the minutes from both indicated no additional moves this year.

Metals

Gold prices rallied in the early part of the quarter and then sold off before ending the third quarter on a strong note. While gold is still up 10.9% for the year, the quarter’s softness came on the back of general commodity malaise, lower energy prices and the less hectic geopolitical landscape. Silver prices briefly decoupled from gold during the early part of the quarter, but ended up following the same path eventually. The slide in gold prices impacted copper, but there was enough trade support to limit the sell-off. Labor news was also supportive throughout the quarter. However, copper is headed for a production surplus due to high levels of Chilean output. Additionally, there are concerns on the demand side as Chinese consumption has declined in 2006 and the U.S. housing market is depressed, both of which are weighing on sentiment. Aluminum has also been hurt recently by excess production capacity and indications of lessened Chinese consumption, but overall global demand is solid. As for zinc, the price rally that occurred in first half of 2006 ended in the third quarter. However, the sell-off was limited as zinc’s fundamentals, featuring a huge production deficit, are strong. Nickel put in an exceptionally strong performance in the third quarter, gaining 127%. Demand remains strong in the face of tight inventories, and production and labor concerns.

Softs

Sugar rallied strongly in the first quarter of 2006, traded sideways for much of the second quarter of 2006 and tumbled almost 30% in the third quarter of 2006, leading to a year-to-date loss of 28.97%. The same general commodity weakness affecting many other markets, weighed on sugar as well. Additionally, a well-respected analyst predicted that India’s 2006-2007 sugar crop might reach 27 million tonnes, vastly ahead of 21 million tonnes this season. Since Brazil, Russia, China, Thailand and the Ukraine are also expecting abundant crops, the result will be significant global surplus, which will offset a decline in EU output to 16.5 million tonnes from 21.9 million this year. As for ethanol-related demand, it has waned of late. After rebounding in August following three negative months, coffee showed a mild loss in September, taking the year-to-date loss to 10.71%. Prospects for an excellent Brazilian crop and the above mentioned general commodity malaise still weigh on sentiment. Cocoa is faced with ample supplies and continued favorable crop prospects.

Quarterly Performance of Series E

The following is a summary of performance for the major sectors in which Series E traded:

Currencies: (-) Losses on long and short positions in the euro, the Australian dollar and the Mexican peso, as well as short positions in the New Zealand dollar resulted in a loss for the third quarter of 2006.

Energies: (-) Short positions in natural gas in July were the primary contributor to losses during the third quarter of 2006.

Grains: (+) The sector was up for the third quarter of 2006, with a majority of the gains coming from short positions in soybean meal.

Indices: (+) Gains on long positions in CAC 40, the Hang Seng, the IBEX 35 and the Dow Jones STOXX 50 were the primary contributors to profits for the third quarter.

Interest Rates: (-) The interest rates sector was down for the third quarter of 2006. Short positions in Euribor, 2-year German Bonds, Short Sterling and Eurodollars, and long and short positions in the British Gilt led to the sector’s losses for the quarter.

Metals: (-) The metals sector was down for the third quarter of 2006 with long positions in aluminum, nickel and zinc being the largest contributors to the loss.

Softs: (-) The sector was down for the third quarter of 2006 primarily due to short positions in coffee, and long and short positions in cocoa.

Series E average net assets have declined for the three and nine month periods ended September 29, 2006 compared to the three and nine month periods ended September 30, 2005 due to the effect of redemptions during 2005 and Year-to-Date 2006, offset in part by positive trading performance between October 1, 2005 and September 29, 2006.

Interest income is earned on the average daily equity maintained with its broker and, therefore, varies weekly according to interest rates, trading performance, contributions and redemptions. Interest income increased approximately $37,000 and $274,000 during Third Quarter 2006 and Year-To-Date 2006 respectively, as compared to Third Quarter 2005 and Year-To-Date 2005 due to the higher interest rates offset in part by net lower asset levels as discussed above.

Brokerage commissions are calculated on Series E’s net asset value at the end of each week and, therefore, vary according to weekly trading performance, contributions and redemptions. Other transaction fees consist of National Futures Association, exchange and clearing fees as well as floor brokerage costs and give-up charges, which are based on the number of trades the trading advisor executes, as well as which exchange, clearing firm or bank on, or through, which the contract is traded. Brokerage commissions and other transaction fees decreased approximately $132,000 and $227,000 during Third Quarter 2006 and Year-To-Date 2006 respectively, as compared to Third Quarter 2005 and Year-To-Date 2005 due to the decrease in average net asset levels as discussed above.

All trading decisions for Series E are made by Graham Capital Management, L.P. (the “Trading Advisor”). Management fees are calculated on Series E’s net asset value at the end of each week and, therefore, are affected by weekly trading performance, contributions and redemptions. Management fees decreased approximately $45,000 and $98,000 during Third Quarter 2006 and Year-To-Date 2006 respectively, as compared to Third Quarter 2005 and Year-To-Date 2005 due to the decrease in average net asset levels as discussed above.

Incentive fees are based on the “New High Net Trading Profits” generated by the Trading Advisor, as defined in the Trading Advisory Agreement among Series E, the Managing Owner and the Trading Advisor. There were no incentive fees for the Third Quarter 2006, Year-To-Date 2006, Third Quarter 2005 and Year-To-Date 2005.

General and administrative expenses were approximately $39,000, $106,000, $0 and $111,000 for Third Quarter 2006, Year-To-Date 2006, Third Quarter 2005 and Year-To-Date 2005, respectively. These expenses include accounting, audit, tax and legal fees as well as printing and postage costs related to reports sent to limited owners. To the extent that general and administrative expenses exceed 1.5% of Series E’s net asset value during the year (with a maximum of 0.5% attributable to expenses other than legal and audit expenses) such amounts are borne by the Managing Owner and its affiliates. Applicable expenses did not exceed these limits in the Third Quarter of 2006, Year-To-Date 2006, Third Quarter 2005 and Year-To-Date 2005.

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

The following table presents the trading value at risk associated with Series E’s open positions by market sector at September 29, 2006 and December 31, 2005. All open position trading risk exposures of Series E have been included in calculating the figure set forth below. At September 29, 2006 and December 31, 2005, Series E had total capitalizations of approximately $25.3 million and $30.1 million, respectively.

Market Sector	September 29, 2006		December 31, 2005
	Value at Risk	% of Total Capitalization	Value at Risk	% of Total Capitalization

Interest rates	$859,685	3.39%	$740,770	2.46%
Currencies	372,277	1.47%	575,677	1.91%
Commodities	169,981	0.67%	43,596	0.14%
Stock indices	1,444,692	5.70%	1,784,727	5.93%

Total	$2,846,635	11.23%	$3,144,770	10.44%

The following table presents the average trading value at risk of Series E’s open positions by market sector for the Third Quarter 2006 and Year-To-Date 2006, based on Series E’s total average capitalization of approximately $25.9 million and $28.0 million, respectively.

	Third Quarter 2006		Year-To Date 2006
Market Sector	Value at Risk	% of Total Capitalization	Value at Risk	% of Total Capitalization
Interest rates	$456,442	1.75%	$989,443	3.53%
Currencies	210,600	0.81%	368,104	1.31%
Commodities	177,076	0.68%	202,532	0.72%
Stock indices	595,720	2.29%	1,511,482	5.39%

Total	$1,439,838	5.53%	$3,071,561	10.95%

At September 29, 2006, Series E experienced an increase in its value at risk, relative to capitalization levels, as compared with the value at risk at December 31, 2005. The value at risk in the stock index, and currency sectors decreased, while the value at risk in the interest rate and commodity sector increased. The value at risk in the stock index sector decreased, primarily due to decreased exposure to the DAX, Dow Jones STOXX 50, NASDAQ and IBEX 35. The interest rate sector experienced an increase in its value at risk, primarily attributable to increased exposure to Short Sterling, US 5 year, US 10 year, US 30 year notes and bonds, German BOBL, and Euro-Swiss. The currency sector’s decrease was due to reduced exposure in the Mexican peso, the euro, and the Canadian and Australian dollars. The commodity sector experienced an increase in its value at risk, primarily attributable to increased exposure to soybean meal, aluminum and zinc.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Managing Owner carried out an evaluation, under the supervision and with the participation of the officers of the Managing Owner, including the Managing Owner’s co-chief executive officer, chief financial officer and director of fund administration, of the effectiveness of the design and operation of Series E’s disclosure controls and procedures. Based upon that evaluation, the Managing Owner’s co-chief executive officer, chief financial officer and director of fund administration concluded that Series E’s disclosure controls and procedures are effective.

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

WORLD MONITOR TRUST II – SERIES E

By:	Preferred Investment Solutions Corp.
Managing Owner

By:	/s/ Kenneth A. Shewer	Date: November 14, 2006
Kenneth A. Shewer
Co-Chief Executive Officer

By:	/s/ Maureen D. Howley	Date: November 14, 2006
Maureen D. Howley
Senior Vice President and Chief Financial Officer

By:	/s/ David K. Spohr	Date: November 14, 2006
David K. Spohr
Senior Vice President and Director of Fund Administration