Form 10-Q
period 2007-03-31
WORLD MONITOR TRUST II SERIES E
filed 2007-05-14
CIK 1090701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: March 30, 2007

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

(914) 307-7000

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

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

WORLD MONITOR TRUST II – SERIES E

INDEX TO QUARTERLY REPORT ON FORM 10Q

MARCH 30, 2007

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK;

FINANCIAL STATEMENTS TO FOLLOW]

WORLD MONITOR TRUST II – SERIES E

FINANCIAL STATEMENTS

March 30, 2007

WORLD MONITOR TRUST II – SERIES E

STATEMENTS OF FINANCIAL CONDITION

March 30, 2007 (Unaudited) and December 31, 2006

	March 30, 2007	December 31, 2006
ASSETS
Cash in commodity trading accounts	$20,209,927	$23,270,902
Interest receivable	0	6,959
Net unrealized gain on open futures contracts	74	499,161
Net unrealized gain on open forward contacts	73,332	293,828

Total assets	$20,283,333	$24,070,850

LIABILITIES
Commissions and other transaction fees payable	$821	$5,221
Accrued expenses payable	181,141	184,065
Management fees payable	39,319	47,973
Redemptions payable	105,717	60,126

Total liabilities	326,998	297,385

TRUST CAPITAL
Limited interests (135,185.626 and 143,772.262 interests outstanding) at March 30, 2007 and December 31, 2006, respectively	19,751,928	23,538,201
Managing Owner interests (1,399 and 1,437 interests outstanding) at March 30, 2007 and December 31, 2006, respectively	204,407	235,264

Total trust capital	19,956,335	23,773,465

Total liabilities and trust capital	$20,283,333	$24,070,850

Net Asset Value per Limited and Managing Owner Interest
March 30, 2007	December 31, 2006
$146.11	$163.72

See accompanying notes.

WORLD MONITOR TRUST II – SERIES E

CONDENSED SCHEDULES OF INVESTMENTS

March 30, 2007 (Unaudited) and December 31, 2006

	March 30, 2007		December 31, 2006
Futures and Forward Contracts	Net Unrealized Gain (Loss) as a % of Trust Capital	Net Unrealized Gain (Loss)	Net Unrealized Gain (Loss) as a % of Trust Capital	Net Unrealized Gain (Loss)
Futures contracts purchased:
Commodities	(0.02)%	$(4,934)	0.02%	$3,863
Interest rates	(0.03)%	(6,139)	(0.26)%	(61,875)
Stock indices	0.02%	4,669	0.81%	192,945

Net unrealized gain (loss) on futures contracts purchased	(0.03)%	(6,404)	0.57%	134,933

Futures contracts sold:
Commodities	(0.14)%	(27,496)	0.34%	79,926
Interest rates	0.17%	34,109	1.36%	323,712
Stock indices	0.00%	(135)	(0.17)%	(39,410)

Net unrealized gain on futures contracts sold	0.03%	6,478	1.53%	364,228

Net unrealized gain on futures contracts	0.00%	$74	2.10%	$499,161

Forward currency contracts purchased:
Net unrealized gain on forward contracts purchased	1.57%	$312,833	1.28%	$304,870

Forward currency contracts sold:
Net unrealized (loss) on forward contracts sold	(1.20)%	(239,501)	(0.05)%	(11,042)

Net unrealized gain on forward contracts	0.37%	$73,332	1.23%	$293,828

See accompanying notes.

WORLD MONITOR TRUST II – SERIES E

STATEMENTS OF OPERATIONS

For the Period January 1, 2007 to March 30, 2007 and

For the Period January 1, 2006 to March 31, 2006

(Unaudited)

	For the Period January 1, 2007 to March 30, 2007	For the Period January 1, 2006 to March 31, 2006
REVENUES
Realized	$(1,511,414)	$1,313,401
Change in unrealized	(719,583)	386,187
Interest income	274,196	322,811

Total revenues	(1,956,801)	2,022,399

EXPENSES
Brokerage commissions and other transaction fees	362,487	530,767
Management fees	107,588	144,926
General and administrative	34,897	26,283

Total expenses	504,972	701,976

NET INCOME (LOSS)	$(2,461,773)	$1,320,423

NET INCOME (LOSS) PER WEIGHTED AVERAGE LIMITED AND MANAGING OWNER INTEREST
Net income (loss) per weighted average limited and Managing Owner interest	$(17.46)	$7.26

Weighted average number of limited and Managing Owner interests outstanding	141,018	181,796

See accompanying notes.

WORLD MONITOR TRUST II – SERIES E

STATEMENTS OF CHANGES IN TRUST CAPITAL

For the Period January 1, 2007 to March 30, 2007 and

For the Period January 1, 2006 to March 31, 2006

(Unaudited)

	Interests	Limited Interests	Managing Owner Interests	Total
For the period December 31, 2006 to March 30, 2007
Trust capital at December 31, 2006	145,209.262	$23,538,201	$235,264	$23,773,465
Net (loss) for the period January 1, 2007 to March 30, 2007		(2,436,469)	(25,304)	(2,461,773)
Redemptions	(8,624.636)	(1,349,804)	(5,553)	(1,355,357)

Trust capital at March 30, 2007	136,584.626	$19,751,928	$204,407	$19,956,335

For the period December 31, 2005 to March 31, 2006
Trust capital at December 31, 2005	188,676.969	$29,787,258	$311,876	$30,099,134
Net income for the period January 1, 2006 to March 31, 2006		1,305,787	14,636	1,320,423
Redemptions	(14,513.688)	(2,309,648)	(22,213)	(2,331,861)

Trust capital at March 31, 2006	174,163.281	$28,783,397	$304,299	$29,087,696

See accompanying notes.

WORLD MONITOR TRUST II – SERIES E

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1. ORGANIZATION

A.	General Description of the Trust

The statement of financial condition, including the condensed schedule of investments, as of March 30, 2007, and the statements of operations and changes in trust capital for the periods January 1, 2007 to March 30, 2007 and January 1, 2006 to March 31, 2006, are unaudited. In the opinion of the Preferred Investment Solutions Corp., (“Preferred” or “Managing Owner”), the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of World Monitor Trust II – Series E (“Series E”) as of March 30, 2007 and the results of its operations for the periods January 1, 2007 to March 30, 2007 (“First Quarter 2007”), and January 1, 2006 to March 31, 2006 (“First Quarter 2006”). The operating results for these interim periods may not be indicative of the results expected for a full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in Series E’s annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2006.

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

Series E has elected not to provide a Statement of Cash Flows as permitted by Statement of Financial Account Standards No. 102, “Statement of Cash Flows – Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale.”

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that Series E recognize in its financial statements, the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. Preferred as Managing Owner of Series E has evaluated the impact of adopting FIN 48 on Series E’s financial statements. In Preferred’s opinion, the adoption of FIN 48 has no material impact on Series E, as Series E’s tax position is based on established tax precedence for the tax treatment of investment partnerships as flow through tax entities.

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

Note 2. RELATED PARTIES

Series E reimburses the Managing Owner or its affiliates for services they performed for Series E, which include, but are not limited to: brokerage services; accounting and financial management; registrar, transfer and assignment functions; investor communications; printing and other administrative services. However, to the extent that general and administrative expenses exceeded 1.5% of Series E’s net asset value during the year (with a maximum of 0.5% attributable to other than legal and audit expenses) such amounts are borne by the Managing Owner and its affiliates. General and administrative expenses did not exceed such limitations during the First Quarter 2007 and First Quarter 2006.

The expenses incurred by Series E for services performed by the Managing Owner and its affiliates for Series E were:

	First Quarter 2007	First Quarter 2006
Commissions	$323,168	$435,298
General and administrative	8,653	5,620

	$331,821	$440,918

Expenses payable to the Managing Owner and its affiliates (which are included in Accrued expenses payable) as of March 30, 2007 and December 31, 2006 were $126,761 and $150,251, respectively.

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

Credit Risk

When entering into futures or forward contracts, Series E is exposed to credit risk that the counterparty to the contract will not meet its obligations. The counterparty for futures contracts traded on United States and most foreign futures exchanges is the clearinghouse associated with the particular exchange. In general, clearinghouses are backed by their corporate members who are required to share any financial burden resulting from the non-performance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearinghouse is not backed by the clearing members (i.e. some foreign exchanges), it is normally backed by a consortium of banks or other financial institutions. On the other hand, there is concentration risk on forward transactions entered into by Series E as Series E’s commodity broker is the sole counterparty. Series E has entered into a master netting agreement with its broker and, as a result, when applicable presents unrealized gains and losses on open forward positions as a net amount in the statements of financial condition. The amount at risk associated with counterparty non-performance of all of Series E’s contracts is the net unrealized gain included in the statements of financial condition; however, counterparty non-performance on only certain of Series E’s contracts may result in greater loss than non-performance on all of Series E’s contracts. There can be no assurance that any counterparty clearing member or clearinghouse will meet its obligations to Series E.

WORLD MONITOR TRUST II – SERIES E

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 3. DERIVATIVE INSTRUMENTS AND ASSOCIATED RISKS (CONTINUED)

Credit Risk (Continued)

The Managing Owner attempts to minimize both credit and market risks by requiring Series E and its Trading Advisor to abide by various trading limitations and policies. The Managing Owner monitors compliance with these trading limitations and policies which include, but are not limited to, executing and clearing all trades with creditworthy counterparties; limiting the amount of margin or premium required for any one commodity or all commodities combined; and generally limiting transactions to contracts which are traded in sufficient volume to permit the taking and liquidating of positions. Additionally, pursuant to the advisory agreement among Series E, the Managing Owner and the Trading Advisor, Series E shall automatically terminate the Trading Advisor if the net asset value allocated to the Trading Advisor declines by 40% from the value at the beginning of any year or since the commencement of trading activities. Furthermore, the Third Amended and Restated Declaration of Trust and Trust Agreement provides that Series E will liquidate its positions, and eventually dissolve, if Series E experiences a decline in the net asset value of 50% from the value at the beginning of any year or since the commencement of trading activities. In each case, the decline in net asset value is after giving effect for distributions, and redemptions. The Managing Owner may impose additional restrictions (through modifications of trading limitations and policies) upon the trading activities of the Trading Advisor as it, in good faith, deems to be in the best interest of Series E.

Series E’s futures commission merchant, in accepting orders for the purchase or sale of domestic futures contracts, is required by Commodity Futures Trading Commission (“CFTC”) regulations to separately account for and segregate as belonging to Series E all assets of Series E relating to domestic futures trading and is not allowed to commingle such assets with its other assets. At March 30, 2007 and December 31, 2006, such segregated assets totaled $827,394 and $6,173,755, respectively. Part 30.7 of the CFTC regulations also requires Series E’s futures commission merchant to secure assets of Series E related to foreign futures trading which totaled $(638,992) and $(1,242,325), at March 30, 2007 and December 31, 2006, respectively. There are no segregation requirements for assets related to forward trading.

As of March 30, 2007, Series E’s open futures and forward contracts mature within eighteen months.

WORLD MONITOR TRUST II – SERIES E

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 4. FINANCIAL HIGHLIGHTS

The following information presents per interest operating performance data and other supplemental financial data for the period January 1, 2007 to March 30, 2007 and for the period January 1, 2006 to March 31, 2006. This information has been derived from information presented in the financial statements.

Per Interest Performance (for an interest outstanding throughout the entire period)	First Quarter 2007	First Quarter 2006
Net asset value per interest at beginning of period	$163.72	$159.53

Net realized gain (loss) and change in net unrealized gain (loss) on commodity transactions (1)	(15.97)	9.56
Interest income (1)	1.94	1.78
Expenses (1)	(3.58)	(3.86)

Net increase (decrease) for the period	(17.61)	7.48

Net asset value per interest at end of period	$146.11	$167.01

Total Return (3)
Total return before incentive fees	(10.76)%	4.69%
Incentive fees	0.00%	0.00%

Total return after incentive fees	(10.76)%	4.69%

Supplemental Data
Ratios to average net asset value:
Net investment (loss) before incentive fees (2), (4)	(4.18)%	(5.19)%
Incentive fees (3)	0.00%	0.00%

Net investment (loss) after incentive fees	(4.18)%	(5.19)%

Interest income (4)	4.96%	4.42%

Incentive fees (3)	0.00%	0.00%
Other expenses (4)	9.14%	9.61%

Total expenses	9.14%	9.61%

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report on Form 10Q (the “Report”) for the quarter ending March 30, 2007 (“First Quarter 2007”) includes forward-looking statements that reflect the current expectations of Preferred Investment Solutions Corp. (“Managing Owner”), the managing owner of World Monitor Trust II – Series E (“Registrant”), about the future results, performance, prospects and opportunities of Registrant. The Managing Owner has tried to identify these forward-looking statements by using words such as “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “should,” “estimate” or the negative of those terms or similar expressions. These forward-looking statements are based on information currently available to the Managing Owner and are subject to a number of risks, uncertainties and other factors, both known, such as those described in this Report, and unknown, that could cause Registrant’s actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements.

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

Critical Accounting Policies

Preparation of the financial statements and related disclosures in compliance with accounting principles generally accepted in the United States of America requires the application of appropriate accounting rules and guidance. Applying these policies requires the Managing Owner to make judgments, estimates and assumptions in connection with the preparation of Registrant’s financial statements. Actual results may differ from the estimates used.

The Managing Owner has evaluated Registrant’s financial statements and related disclosures and has determined that the policies discussed below are critical accounting policies because they involve estimates, judgments and assumptions that are particularly complex, subjective or uncertain. For further discussion of Registrant’s significant accounting policies, see Note 2 to Registrant’s financial statements for the year ended December 31, 2006, which is filed as an exhibit to Registrant’s annual report on Form 10K for the fiscal year ended December 31, 2006.

The valuation of Registrant’s investments that are not traded on a United States or internationally recognized futures exchange is a critical accounting policy. The market values of futures (exchange traded) contracts is verified by Registrant’s administrator, which obtains valuation data from third party data providers such as Bloomberg and Reuters and compares those prices with Registrant’s clearing broker. The market value of currency swap and forward (non-exchange traded) contracts is extrapolated on a forward basis from the spot prices quoted as of 3 PM on the last business day of the reporting period. All values assigned by the administrator and confirmed by the Managing Owner are final and conclusive as to all of Registrant’s unitholders.

As such, if actual results vary from estimates used, they are not anticipated to have a material impact on the financial statements and related disclosures.

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

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that Registrant recognize in its financial statements, the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Managing Owner has evaluated the impact of adopting FIN 48 on Registrant’s financial statements. In the Managing Owner’s opinion, the adoption of FIN 48 has no material impact on Registrant, as Registrant’s tax position is based on established tax precedence for the tax treatment of investment partnerships as flow through tax entities.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. Registrant is currently evaluating the impact of adopting SFAS No. 157 on its financial statements. At this time, the impact to Registrant’s financial statements has not been determined.

Liquidity and Capital Resources

Registrant commenced operations on April 6, 2000 with gross proceeds of $5,157,459 allocated to commodities trading. Additional contributions raised through the continuous offering of limited interests (“Limited Interests”) and general interests (“General Interests” and, together with the Limited Interests, “Interests”) of beneficial ownership in Registrant for the period from April 6, 2000 (commencement of operations) to December 31, 2003 resulted in additional gross proceeds to Registrant of $45,279,587. Registrant’s Interests were offered until it substantially achieved its subscription maximum of $50,000,000 Limited Interests in June 2003.

Limited Interests in Registrant may be redeemed on a weekly basis. For First Quarter 2007, redemptions of Limited Interests and General Interests were $1,349,804 and $5,553, respectively. For First Quarter 2006, redemptions of Limited Interests and General Interests were $2,309,648 and $22,213, respectively. For First Quarter 2005, redemptions of Limited Interests and General Interests were $1,058,247 and $0, respectively. Redemptions of Limited Interests and General Interests for the period April 6, 2000 (commencement of operations) to March 30, 2007 were $33,118,310 and $390,002, respectively. Future redemptions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

Limited Interests may no longer be exchanged for Limited Interests in World Monitor Trust II – Series D (“Series D”) or World Monitor Trust II – Series F (“Series F”), nor may Limited Interests in Series D or Series F be exchanged for Limited Interests in Registrant.

Registrant has entered into an advisory agreement (the “Advisory Agreement”) with Graham Capital Management, L.P. (the “Trading Advisor”) to make the trading decisions for Registrant. The Advisory Agreement may be terminated for various reasons, including at the discretion of the Managing Owner. The Managing Owner has allocated 100% of the proceeds from the initial and continuous offering of Registrant to the Trading Advisor.

A significant portion of Registrant’s net assets was held in cash, which was used as margin for trading in commodities. In as much as the sole business of Registrant is to trade in commodities, Registrant continues to own such liquid assets to be used as margin. The clearing broker credits Registrant with interest income on 100% of its average daily equity maintained in its accounts with the clearing broker during each month at competitive interest rates.

The commodities contracts may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, commodity exchanges limit fluctuations in certain commodity futures contract prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract for a particular commodity has increased or decreased by an amount equal to the daily limit, positions in the commodity can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Commodity futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. Such market conditions could prevent Registrant from promptly liquidating its commodity futures positions.

Since Registrant’s business is to trade futures and forward contracts, its capital is at risk due to changes in the value of these contracts (market risk) or the inability of counterparties to perform under the terms of the contracts (credit risk). Registrant’s exposure to market risk is influenced by a number of factors including the volatility of interest rates and foreign currency exchange rates, the liquidity of the markets in which the contracts are traded and the relationships among the contracts held. The inherent uncertainty of Registrant’s speculative trading as well as the development of drastic market occurrences could result in losses considerably beyond Registrant’s experience to date and could ultimately lead to a loss of all of substantially all of investors’ capital. The Managing Owner attempts to minimize these risks by requiring Registrant and the Trading Advisor to abide by various trading limitations and policies, which include limiting margin amounts, trading only in liquid markets and permitting the use of stop loss provisions. For a further discussion of the credit and market risks associated with Registrant’s futures and forward contracts, see Note 6 to Registrant’s financial statements for the year ended December 31, 2006, which is filed as an exhibit to Registrant’s annual report on Form 10K for the fiscal year ended December 31, 2006.

Registrant does not have, nor does it expect to have, any capital assets.

Market Overview

Following is a market overview for First Quarter 2007 and First Quarter 2006:

First Quarter 2007

The US Federal Reserve (the “Fed”) remained on hold throughout First Quarter 2007 after having moved away from the tightening bias cycle in the fourth quarter of 2006. As the second quarter of 2007 began, the Federal Open Market Committee minutes indicate a growing concern with the potential for an economic slowdown, but at the same time, inflation remains the Fed’s primary focus. Treasury yields were in an almost constant downtrend in the fourth quarter of 2006 and hit an eleven month low last November, but the pattern in First Quarter 2007 was more two sided. Some steepening of the yield curve was noted during First Quarter 2007.

Housing persists as a major focus and potentially the largest threat to the US economy. The February housing report did exhibit something of a bounce in housing as starts rose 9% in February 2007 after falling 14% in January 2007. The more forward-looking housing permits declined for the twelfth time in thirteen months. Housing starts are down more than 26% and housing permits more than 28% from 2006, to put the situation in perspective. In addition, inventories are burdensome and the median home sale price fell over 1% year-on-year. Ongoing concerns in the sub-prime mortgage sector had an impact on the housing sector, but its potential spread into the prime mortgage sector seems to have been contained for the moment.

On the inflation front, the Core Personal Consumption Price Index, one of the Fed’s closely watched measures, rose 0.3% in February 2007, the most since August 2006 and most importantly year-on-year it rose above the Fed’s target. The Consumer Price Index (“CPI”) was up 0.4% and the Core CPI rose 0.2% as food and energy prices climbed. During First Quarter 2007, food is up dramatically within the CPI. Meanwhile, the Producer Price Index (“PPI”) has also risen, unexpectedly jumping 1.8% in February 2007, with the Core rising 0.4% during that same period.

Fourth quarter 2006 Gross Domestic Product (“GDP”) was revised upwards slightly but economists forecast the first quarter 2007 figures to remain steady. Healthy unemployment data from the fourth quarter of 2006 extended into First Quarter 2007, including an increase in non-farm payrolls and a decline to 4.4% in the unemployment rate. Consumer Confidence numbers were off a bit in the quarter, but remained relatively strong. Retail sales were relatively weak for the quarter, but still above year ago levels. Manufacturing indices were mixed but construction spending held well. As the second quarter begins, the US economy seems to be lagging as indicated in the International Monetary Fund projections while Asia and Europe appear considerably more buoyant.

The Eurozone’s economy seems to have solid momentum, as does the UK, after a strong First Quarter 2007 performance. Not surprisingly, the euro rose to a two-year high. Global imbalances were a focus in the quarter, evidenced particularly by the yen carry trade. The European Central Bank (“ECB”) held rates steady at the April meeting after hiking them 25 basis points in March, and ECB President Trichet sounded hawkish in his latest commentary. The Bank of England increased rates 25 basis points in January to 5.25%. The Swiss National Bank also increased rates 25 basis points to 2.25%. Of note, European and Asian equity markets surged late in the first quarter and featured strong earnings and robust merger and acquisition (“M&A”) activity.

The Bank of Japan continues to pursue a conservative policy as it remained on hold in April after a 0.25% increase in February. The Japanese economy displayed a mixed pattern of economic data that shows the economy generally improving, albeit modestly, with little inflation threat. China continued its expansion, growing over 10% in the quarter despite forecasts from many of a significant slowdown. The People’s Bank of China has been in a tightening mode, but this has not slowed the growth pace. The Bank of Canada was on hold during the quarter. However, there is speculation that the Reserve Bank of Australia could raise rates in May.

Currencies: The US Dollar ended a negative month and quarter on a weak note after the US imposed trade sanctions on paper imports against China, the first time in 23 years that US duty law has been applied to imports from that country. Some describe the move as a potential watershed event in US/People’s Republic of China relations; currency traders viewed the action as important. Throughout February and March, the yen was the currency in focus, with the carry trade drawing the most attention. While the attention was warranted at the time, the “crisis” quieted by the end of March.

The euro closed the quarter with a slight gain from year-end. Mostly strong European Union (“EU”) economic data were noted, including solid numbers for the German economy, considered the region’s “engine of growth.” The German VAT increase has not caused the dire consequences some projected. German unemployment fell to a six-year low, while data from France and Italy has been mostly buoyant. The British pound closed out the quarter modestly higher over the 2006 finish. The Chinese yuan gained against the dollar in the first quarter.

The latest US Trade Report showed the nation’s deficit narrowing in January, the fourth narrowing in five months. Exports hit record levels and imports declined slightly. Capital goods exports achieved record levels but the petroleum deficit widened. The deficit with China widened, while the deficit with the EU was the lowest since January 2004.

Energies: Crude oil futures were mixed during the quarter, but finished up slightly overall. March featured an increased terror premium, mostly related to the Iran/UK naval hostage situation. OPEC production was supportive and the latest Department of Energy (“DOE”) data show crude inventories slightly lower than last year. A series of refinery outages, some expected maintenance and some unanticipated repairs added to the bullish scenario for crude prices. Buoyant product demand and reduced imports also lent support. Gasoline futures finished the quarter up strongly. Despite a recent surge in pump prices, demand remains slightly higher than last year. Lower overall European gasoline production and the various US refinery outages point to continuing tight supplies, supported by strong crude prices.

Heating oil prices ended the quarter more than 11% higher than they were at the start of 2007. The DOE reports that inventories are below last season’s, while demand remains near 2006 levels. The winter temperature overall was slightly above normal but the February cold snap increased demand considerably.

Natural gas prices were quite volatile during the first quarter of the year and ended up over 17% higher than at the start of the year. The weather will play a key role in the coming weeks; El Niño years have historically led to warmer than normal summers, a potentially bullish influence to accompany forecasters’ predictions of an active hurricane season.

Grains: The corn market saw a 23% increase in prices overall for the quarter. However, after a robust start spurred on by bullish USDA Supply/Demand reports in January and February, March brought no new data and the market began to fade. On March 30th, the release of the annual Planting Intentions Report drove prices sharply lower with its estimates of a 15% increase in estimated corn acreage. The soybean market went into a sideways stall during March, in deference to the price-appreciating pattern seen during the first two months of the quarter. The increase in corn acreage came at the expense of many other crops, not the least of which was soybeans, projected by the report to be down 11% in acreage. In addition, the auspices of a threatening hurricane season, combined with this summer’s expected El Niño conditions, has some market participants questioning supply predictions. Wheat prices broke down through the quarter’s supporting price floor during March. Given the ongoing drought conditions in Australia, one of the world’s largest wheat growing and exporting nations, and the expected higher corn prices that will necessitate longer cattle grazing, farmers are reported to be intending to increase plantings by 10%. Cotton prices languished in a range for the entire quarter. Not even a surprising 20% plantings report reduction in cotton acreage could spur the market, given the current supply overhang stemming from the non-recourse Loan Program provisions.

Indices: US equity markets turned in mixed and volatile performance for the quarter as a whole. The Dow Jones Industrial Average ended in negative territory, while the S&P 500 and NASDAQ indices managed meager gains. The UK/Iran political crisis, fears surrounding the Japanese yen carry trade, imposition of trade sanctions on China and sub-prime mortgage market concerns were all major issues affecting the markets. Uncertainty was one of the buzzwords of the quarter, but US and global market inflows and spectacular M&A activity pointed in the bullish direction.

The brisk flow of foreign capital into European equities during the quarter was also a contributing factor in the increase in European equities. Heavy M&A, solid earnings and mostly buoyant EU and UK economic data led the way from a fundamental perspective.

Asian equities experienced a volatile ride in the quarter, but after being under severe pressure due to carry trade and liquidity related factors in February and into early March, they rallied back strongly to all-time highs in late March.

Interest Rates: US treasuries engaged in erratic and, at times, volatile trading patterns in March, but ended the quarter higher overall. Early in the month, bonds attracted considerable flight to safety and risk aversion support as related to carry trade and sub-prime concerns but that lessened considerably by month’s end with some of the buying reversed. The final week of March saw the yield curve steepening with the majority of the move at the long end. Housing remains a primary concern and perhaps the greatest risk to the US economy.

Outside of the US, the European Central Bank (“ECB”) raised rates in March as but held steady in April as they look to slow ample liquidity and growth in Germany, France and Italy. ECB President Trichet expressed concerns about demand growth and increasing wage demands, particularly in Germany. The Bank of England held rates unchanged at both the March and April meetings. Recent UK inflation data has shown improvement, lessening the potential for a near term rate hike. The Bank of Japan was also on hold given that recent economic data from Japan has been mixed. In China, the People’s Bank continues to tighten liquidity as the economy roars ahead at a near 11% GDP pace. The Bank of Canada and Reserve Bank of Australia were on hold during the quarter.

Metals: Both gold and silver prices struggled a bit in March, but continued their overall upward trend during the quarter. Platinum prices ended higher for the quarter, with increased volatility. Sister metal palladium also rose on buoyant industrial demand. Copper prices were highly volatile during the first quarter, as virtually all commodities were impacted by the global liquidity crunch related primarily to the yen carry trade. Import data from China has signaled continued strong demand. Nickel prices surged over 42% during the quarter on continued supply deficits. Demand levels for stainless steel continue to expand. Aluminum ended the quarter virtually unchanged and has been one of the quietest of the metal markets. Zinc prices fell over 20% during the quarter mostly due to high levels of exports from China. Lead prices advanced as did tin prices, the latter impacted somewhat by Indonesian supply disruptions.

Softs: Sugar prices fell over 15% during First Quarter 2007, reflecting a growing global surplus and slow physical sugar sales in March. Coffee prices also ended the quarter approximately 15% lower primarily due to improved crop prospects from Brazil. Cocoa prices, on the other hand, rose to their highest levels since May of 2003 on estimates of a smaller than expected West African crop yield and indications that end users are not well hedged. Live cattle prices rose slightly for the quarter. However, improved feeding conditions in the Midwest dampened enthusiasm somewhat. Although hogs have benefited from recent rises in retail beef prices, hog prices during the quarter were weighed down with seasonally slack demand and the USDA corn report.

First Quarter 2006

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

Sector Performance

Due to the nature of Registrant’s trading activities, a period-to-period comparison of its trading results is not meaningful. However, a discussion of Registrant’s trading results for the major sectors in which Registrant traded for First Quarter 2007 and First Quarter 2006 are presented below.

First Quarter 2007

Currencies: (-) Losses were experienced on positions in the Australian dollar versus the U.S. dollar and the euro, the Canadian dollar versus the U.S. dollar and the euro, the Chilean peso, the Columbian peso, the Czech koruna, the dollar index, the euro, the Indonesian rupiah, the Israeli shekel, the Japanese yen versus the U.S. dollar and the Swiss franc, the Korean won, the Mexican peso, the New Zealand dollar, the Norwegian krone, the Polish zloty, the Singapore dollar, the South African rand, and the Swiss franc. Gains were made in the Brazilian real, the British pound, the Hungarian forint, the Indian rupee, the Japanese yen versus the euro, the Australian dollar and the British pound, the Russian ruble, the Swedish krona, the Taiwan dollar and the Turkish lira.

Energies: (-) Losses were experienced in Brent crude, crude oil, heating oil and natural gas.

Grains: (-) Losses were experienced in corn and cotton. Gains were made in soybean meal and wheat.

Indices: (-) Losses were experienced in CAC 40, DJ Stoxx 50, Dow Jones Industrial Average, FTSE 100, Nasdaq 100, Nikkei, Russell 2000 and S&P 500. Gains were experienced in DAX, Hang Seng, IBEX 35 and Tokyo Stock Index.

Interest Rates: (-) Losses were experienced in the Australian Bank Bill and 3-year Bond, Euribor, Eurodollar, Euroswiss, Euroyen, German 2-year, 5-year and 10-year Bonds, Japanese Government Bonds, U.K. Gilts and Short Sterling, 5-year and 10-year U.S. Treasury Notes and U.S. Treasury Bonds.

Metals: (-) Losses were experienced during the first quarter on positions in aluminum, copper, gold and zinc.

Softs: (+) Losses were experienced in coffee. Gains were made in cocoa and sugar.

First Quarter 2006

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

Results of Operations

The net asset value (“Net Asset Value”) per Interest as of March 30, 2007 was $146.11, a decrease of 10.76% from the December 31, 2006 Net Asset Value per Interest of $163.72. The Net Asset Value per Interest as of March 31, 2006 was $167.01, an increase of 4.69% from the December 31, 2005 Net Asset Value per Interest of $159.53. The Net Asset Value per Interest as of March 25, 2005 was $163.30, a decrease of 11.70% from the December 31, 2004 Net Asset Value per Interest of $184.94. Past performance is not necessarily indicative of future results.

Registrant’s trading gains/(losses) before commissions and related fees during First Quarter 2007, First Quarter 2006 and First Quarter 2005 were approximately ($2,231,000), $1,700,000 and ($4,250,000), respectively.

Registrant’s average net asset level decreased during the First Quarter 2007 in comparison to the First Quarter 2006 primarily due to the effect of redemptions and negative trading performance.

Interest income is earned on the average daily equity maintained with the clearing broker at competitive interest rates and, therefore, varies weekly according to interest rates, trading performance and redemptions. Interest income decreased by approximately $49,000 during First Quarter 2007 as compared to First Quarter 2006 primarily due to the impact of reduced average net asset levels. Higher interest rates during the First Quarter 2007 as compared to First Quarter 2006 did not fully offset the impact of the average redemptions. Interest income increased by approximately $124,000 during First Quarter 2006 as compared to First Quarter 2005 due to higher interest rates during the First Quarter 2006 as compared to First Quarter 2005 offset in part by lower asset levels as discussed above. Interest income increased by approximately $83,000 during First Quarter 2005 as compared to First Quarter 2004 primarily due to higher interest rates during the First Quarter 2005 as compared to First Quarter 2004 offset in part by lower asset levels as discussed above.

Commissions are calculated on Registrant’s Net Asset Value at the end of each week and therefore, vary according to weekly trading performance and redemptions. Other transaction fees consist of National Futures Association, exchange and clearing fees as well as floor brokerage costs and give-up charges, which are based on the number of trades the Trading Advisor executes, as well as which exchange, clearing firm or bank on, or through, which the contract is traded. Commissions and other transaction fees decreased by approximately $168,000 in First Quarter 2007 as compared to First Quarter 2006 due primarily to reduced average net asset levels discussed above. Commissions and other transaction fees decreased by approximately $54,000 in First Quarter 2006 as compared to First Quarter 2005 due primarily to reduced average net asset levels discussed above. Commissions and other transaction fees decreased by approximately $180,000 in First Quarter 2005 as compared to First Quarter 2004 due primarily to reduced average net asset levels discussed above.

Management fees are calculated on the net asset value of Registrant’s investment in the Trading Vehicle at the end of each week, and therefore, are affected by weekly trading performance and redemptions. Management fees decreased by approximately $37,000 in First Quarter 2007 as compared to First Quarter 2006 due primarily to reduced average net asset levels discussed above. Management fees decreased by approximately $30,000 in First Quarter 2006 as compared to First Quarter 2005 due primarily to reduced average net asset levels discussed above. Management fees decreased by approximately $71,000 in First Quarter 2005 as compared to First Quarter 2004 due primarily to reduced average net asset levels discussed above.

Incentive fees are based on the “New High Net Trading Profits” (as defined in the Advisory Agreement) generated by the Trading Advisor, are accrued weekly and are ultimately determined as of the close of business on the last Friday of each calendar quarter. No incentive fees were earned in the First Quarter 2007, First Quarter 2006, or First Quarter 2005.

General and administrative expenses were approximately $35,000, $26,000 and $111,000 in First Quarter 2007, First Quarter 2006 and First Quarter 2005, respectively. These expenses include accounting, audit, tax, and legal fees, as well as printing and postage costs related to reports sent to limited owners and are before reimbursement of costs incurred by the Managing Owner on behalf of Registrant. To the extent that general and administrative expenses exceed 1.5% of Registrant’s Net Asset Value during the year (with a maximum of 0.5% attributable to other than legal and audit expenses), such amounts are borne by the Managing Owner and its affiliates. No such expenses exceeded these limits during the First Quarter 2007, First Quarter 2006 and First Quarter 2005.

Inflation

Inflation has had no material impact on the operations or on the financial condition of Registrant from inception through March 30, 2007.

Off-Balance Sheet Arrangements and Contractual Obligations

As of March 30, 2007, Registrant had not utilized special purpose entities to facilitate off-balance sheet financing arrangements and has no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers, such as our accountants, undertake in performing services which are in the best interests of Registrant. While Registrant’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on Registrant’s financial position.

Registrant’s contractual obligations are with the Managing Owner and the Trading Vehicle and, as a result of its investment in the Trading Vehicle, with the Trading Advisor and the Trading Vehicle’s commodity broker. Management fees payable by the Registrant to the Trading Advisor and the Managing Owner are calculated as a fixed percentage of Registrant’s Net Asset Value. Incentive fees payable by the Trading Vehicle to the Trading Advisor are at a fixed rate, calculated as a percentage of the Trading Vehicle’s “New High Net Trading Profits”. As such, the Managing Owner cannot anticipate the amounts to be paid for future periods as Net Asset Values and “New High Net Trading Profits” are not known until a future date. Commissions payable to the Trading Vehicle’s commodity broker are based on a cost per executed trade and, as such, the Managing Owner cannot anticipate the amount that will be required under the brokerage agreement, as the level of executed trades are not known until a future date. These agreements are effective for one-year terms, renewable automatically for additional one-year terms unless terminated. Additionally, these agreements may be terminated by either party thereto for various reasons. For a further discussion of Registrant’s contractual obligations, see Notes 1 and 3 to Registrant’s financial statements for the year ended December 31, 2006, which is filed as an exhibit to Registrant’s annual report on Form 10K for the fiscal year ended December 31, 2006.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Information regarding quantitative and qualitative disclosures about market risk is not required pursuant to Item 305(e) of Regulation S-K.

Item 4. Controls and Procedures

As of the end of the period covered by this Report, the Managing Owner carried out an evaluation, under the supervision and with the participation of certain officers of the Managing Owner, including the Managing Owner’s Co-Chief Executive Officers and Director of Fund Administration (who, in these capacities, function as the Co-Chief Executive Officers and Principal Financial/Accounting Officer, respectively, of Registrant), of the design and operation of Registrant’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon that evaluation, the Managing Owner’s Co-Chief Executive Officers and Director of Fund Administration concluded that Registrant’s disclosure controls and procedures are effective.

In designing and evaluating Registrant’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act), the Managing Owner recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, as Registrant’s are designed to do, and the Managing Owner necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Registrant believes that its disclosure controls and procedures provide such reasonable assurance.

There have not been any changes in Registrant’s internal controls over financial reporting (as defined in Rules 13a – 15(f) and 15d – 15(f) under the Exchange Act) during the fiscal quarter to which this Report relates that have materially affected, or are reasonably likely to materially affect, Registrant’s internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

There are no legal proceedings pending by or against Registrant or the Managing Owner, or to which Registrant or Managing Owner was a party during the period covered by this Report.

Item 1.A. Risk Factors

There have been no changes from risk factors as previously disclosed in Registrant’s Form 10-K for the fiscal year ended December 31, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits:

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

WORLD MONITOR TRUST II – SERIES E

By:	Preferred Investment Solutions Corp., its managing owner

	By:	/s/ Kenneth A. Shewer	Date: May 14, 2007
	Name:	Kenneth A. Shewer
	Title:	Co-Chief Executive Officer (Principal Executive Officer)

	By:	/s/ David K. Spohr	Date: May 14, 2007
	Name:	David K. Spohr
	Title:	Senior Vice President and Director of Fund Administration (Principal Financial/Accounting Officer)