Form 10-Q
period 2007-09-28
WORLD MONITOR TRUST II SERIES E
filed 2007-11-08
CIK 1090701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: September 28, 2007

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

WORLD MONITOR TRUST II – SERIES E

INDEX TO QUARTERLY REPORT ON FORM 10-Q

SEPTEMBER 28, 2007

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK;

FINANCIAL STATEMENTS TO FOLLOW]

WORLD MONITOR TRUST II – SERIES E

FINANCIAL STATEMENTS

September 28, 2007

WORLD MONITOR TRUST II – SERIES E

STATEMENTS OF FINANCIAL CONDITION

September 28, 2007 (Unaudited) and December 31, 2006

	September 28, 2007	December 31, 2006
ASSETS
Cash in commodity trading accounts	$18,747,127	$23,270,902
Interest receivable	0	6,959
Net unrealized gain on open futures contracts	100,341	499,161
Net unrealized gain on open forward contacts	691,603	293,828

Total assets	$19,539,071	$24,070,850

LIABILITIES
Commissions and other transaction fees payable	$840	$5,221
Accrued expenses payable	141,559	184,065
Management fees payable	29,213	47,973
Redemptions payable	17,043	60,126

Total liabilities	188,655	297,385

TRUST CAPITAL
Limited interests (111,777.362 and 143,772.262 interests outstanding) at September 28, 2007 and December 31, 2006, respectively	19,154,887	23,538,201
Managing Owner interests (1,141 and 1,437 interests outstanding) at September 28, 2007 and December 31, 2006, respectively	195,529	235,264

Total trust capital	19,350,416	23,773,465

Total liabilities and trust capital	$19,539,071	$24,070,850

Net Asset Value per Limited and Managing Owner Interest
September 28, 2007	December 31, 2006
$171.37	$163.72

See accompanying notes.

WORLD MONITOR TRUST II – SERIES E

CONDENSED SCHEDULES OF INVESTMENTS

September 28, 2007 (Unaudited) and December 31, 2006

	September 28, 2007		December 31, 2006
Futures and Forward Contracts	Net Unrealized Gain (Loss) as a % of Trust Capital	Net Unrealized Gain (Loss)	Net Unrealized Gain (Loss) as a % of Trust Capital	Net Unrealized Gain (Loss)
Futures contracts purchased:
Commodities	0.27%	$51,721	0.02%	$3,863
Interest rates	(0.04)%	(7,661)	(0.26)%	(61,875)
Stock indices	0.00%	182	0.81%	192,945

Net unrealized gain on futures contracts purchased	0.23%	44,242	0.57%	134,933

Futures contracts sold:
Commodities	(0.16)%	(31,621)	0.34%	79,926
Interest rates	0.00%	0	1.36%	323,712
Stock indices	0.45%	87,720	(0.17)%	(39,410)

Net unrealized gain on futures contracts sold	0.29%	56,099	1.53%	364,228

Net unrealized gain on futures contracts	0.52%	$100,341	2.10%	$499,161

Forward currency contracts purchased:
Net unrealized gain on forward contracts purchased	7.64%	$1,479,528	1.28%	$304,870

Forward currency contracts sold:
Net unrealized loss on forward contracts sold	(4.07)%	(787,925)	(0.05)%	(11,042)

Net unrealized gain on forward contracts	3.57%	$691,603	1.23%	$293,828

See accompanying notes.

WORLD MONITOR TRUST II – SERIES E

STATEMENTS OF OPERATIONS

For the Periods June 30, 2007 to September 28, 2007 and July 1, 2006 to September 29, 2006 and

January 1, 2007 to September 28, 2007 and January 1, 2006 to September 29, 2006

(Unaudited)

	For the Period June 30, 2007 to September 28, 2007	For the Period July 1, 2006 to September 29, 2006	For the Period January 1, 2007 to September 28, 2007	For the Period January 1, 2006 to September 29, 2006
REVENUES
Realized	$(1,109,378)	$(919,720)	$1,728,611	$1,765,899
Change in unrealized	175,829	379,429	(1,045)	(204,827)
Interest income	231,968	334,065	756,066	1,009,496

Total revenues	(701,581)	(206,226)	2,483,632	2,570,568

EXPENSES
Brokerage commissions and other transaction fees	336,703	442,059	1,089,793	1,483,766
Management fees	99,855	129,184	314,833	418,535
General and administrative	48,386	39,071	117,939	105,693

Total expenses	484,944	610,314	1,522,565	2,007,994

NET INCOME (LOSS)	$(1,186,525)	$(816,540)	$961,067	$562,574

NET INCOME (LOSS) PER WEIGHTED AVERAGE LIMITED AND MANAGING OWNER INTEREST
Net income (loss) per weighted average Limited and Managing Owner interest	$(10.30)	$(5.12)	$7.48	$3.31

Weighted average number of Limited and Managing Owner interests outstanding	115,236	159,492	128,533	169,915

See accompanying notes.

WORLD MONITOR TRUST II – SERIES E

STATEMENTS OF CHANGES IN TRUST CAPITAL

For the Period January 1, 2007 to September 28, 2007 and

For the Period January 1, 2006 to September 29, 2006

(Unaudited)

	Interests	Limited Interests	Managing Owner Interests	Total
For the period January 1, 2007 to September 28, 2007
Trust capital at December 31, 2006	145,209.262	$23,538,201	$235,264	$23,773,465
Net income for the period January 1, 2007 to September 28, 2007	0.000	948,595	12,472	961,067
Redemptions	(32,290.900)	(5,331,909)	(52,207)	(5,384,116)

Trust capital at September 28, 2007	112,918.362	$19,154,887	$195,529	$19,350,416

For the period January 1, 2006 to September 29, 2006
Trust capital at December 31, 2005	188,676.969	$29,787,258	$311,876	$30,099,134
Net income for the period January 1, 2006 to September 29, 2006	0.000	556,203	6,371	562,574
Redemptions	(32,471.519)	(5,272,084)	(59,113)	(5,331,197)

Trust capital at September 29, 2006	156,205.450	$25,071,377	$259,134	$25,330,511

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

Redemptions are permitted on a weekly basis. Therefore, the financial statements for interim periods are as of the last valuation day in the last week of the period.

In the event that the estimated net asset value per Interest of a Series at the end of any business day after adjustments for distributions and redemptions, declines by 50% or more since the commencement of trading activities or the first day of a fiscal year, the Series will automatically terminate.

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The statement of financial condition, including the condensed schedule of investments, as of September 28, 2007, the statements of operations for the periods June 30, 2007 to September 28, 2007 (“Third Quarter 2007”), July 1, 2006 to September 29, 2006 (“Third Quarter 2006”), January 1, 2007 to September 28, 2007 (“Year-To-Date 2007”) and January 1, 2006 to September 29, 2006 (“Year-To-Date 2006”), and statements of changes in trust capital for Year-To-Date 2007 and Year-To-Date 2006 are unaudited. In the opinion of Preferred Investment Solutions Corp. (“Preferred” or the “Managing Owner”), the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of World Monitor Trust II – Series E (“Series E”) as of September 28, 2007 and the results of its operations for the Third Quarter 2007, Third Quarter 2006, Year-To-Date 2007 and Year-To-Date 2006. The operating results for these interim periods may not be indicative of the results expected for a full year.

WORLD MONITOR TRUST II – SERIES E

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The financial statements of Series E are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Commodity futures and foreign exchange transactions are reflected in the accompanying statement of financial condition on the trade date. Net unrealized gain or loss on open contracts (the difference between contract trade price and market price) is reflected in the financial statements in accordance with Financial Accounting Standards Board Interpretation No. 39 – “Offsetting of Amounts Related to Certain Contracts.” The market value of futures (exchange-traded) contracts is based upon the closing quotation on the various futures exchanges on which the contract is traded. The values which will be used by Series E for open forward and option positions will be provided by its administrator, who obtains market quotes from data vendors and third parties. Any change in net unrealized gain or loss during the current period is reported in the statement of operations. Realized gains and losses on transactions are recognized in the period in which the contracts are closed. Brokerage commissions include other trading fees and are charged to expense when incurred.

Series E has elected not to provide a Statement of Cash Flows as permitted by Statement of Financial Accounting Standards (“SFAS”) No. 102, “Statement of Cash Flows – Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale.”

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that Series E recognize in its financial statements, the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 were effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. Preferred, as Managing Owner of Series E, evaluated the impact of adopting FIN 48 on Series E’s financial statements. In Preferred’s opinion, the adoption of FIN 48 had no material impact on Series E, as Series E’s tax position is based on established tax precedence for the tax treatment of investment partnerships as flow through tax entities.

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

WORLD MONITOR TRUST II – SERIES E

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, including an amendment of SFAS 115, or SFAS 159. This statement provides companies with an option to report selected financial assets and liabilities at fair value. This statement is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. The Managing Owner is currently evaluating the impact of adopting SFAS No. 159 on Series E’s financial statements. At this time, the impact to Series E’s financial statements has not been determined.

Cash represents amounts deposited with clearing brokers, a portion of which are restricted for purposes of meeting margin requirements, which typically range from 0% to 35% of the notional amounts of the derivatives traded. Series E receives interest on all cash balances held by the clearing brokers at prevailing interest rates.

Series E allocates profits and losses for both financial and tax reporting purposes to its Interest holders weekly on a pro rata basis based on each owner’s Interests outstanding during the week. Distributions (other than redemptions of Interests) may be made at the sole discretion of the Managing Owner on a pro rata basis in accordance with the respective capital balances of the Interest holders. The Managing Owner has not made and does not presently intend to make any distributions.

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

Series E reimburses the Managing Owner or its affiliates for services they performed for Series E, which include, but are not limited to: brokerage services; accounting and financial management; registrar, transfer and assignment functions; investor communications; printing and other administrative services. However, to the extent that general and administrative expenses exceed 1.5% of Series E’s net asset value during the year (with a maximum of 0.5% attributable to other than legal and audit expenses) such amounts are borne by the Managing Owner and its affiliates. General and administrative expenses did not exceed such limitations during the Third Quarter 2007, Year-to-Date 2007, Third Quarter 2006 and Year-to-Date 2006.

WORLD MONITOR TRUST II – SERIES E

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 4.	RELATED PARTIES (CONTINUED)

The expenses incurred by Series E for services performed by the Managing Owner and its affiliates for Series E were:

	Third Quarter		Year-To-Date
	2007	2006	2007	2006
Commissions	$299,965	$388,043	$945,716	$1,257,169
General and administrative	11,450	0	28,936	0

	$311,415	$388,043	$974,652	$1,257,169

Expenses payable to the Managing Owner and its affiliates (which are included in Accrued expenses payable) as of September 28, 2007 and December 31, 2006 were $99,214 and $150,251, respectively.

Note 5.	DEPOSITS WITH COMMODITY AND PRIME BROKER

Series E deposits funds with a commodity broker subject to CFTC regulations and various exchange and commodity broker requirements. Margin requirements are satisfied by the deposit of cash with such commodity broker. Series E earns interest income on assets deposited with the commodity broker.

Series E deposits funds with a prime broker. Margin requirements are satisfied by the deposit of cash with such prime broker. Series E earns interest income on assets deposited with the prime broker.

Note 6.	DERIVATIVE INSTRUMENTS AND ASSOCIATED RISKS

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

WORLD MONITOR TRUST II – SERIES E

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 6.	DERIVATIVE INSTRUMENTS AND ASSOCIATED RISKS (CONTINUED)

Market Risk (Continued)

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

WORLD MONITOR TRUST II – SERIES E

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 6.	DERIVATIVE INSTRUMENTS AND ASSOCIATED RISKS (CONTINUED)

Series E’s futures commission merchant, in accepting orders for the purchase or sale of domestic futures contracts, is required by Commodity Futures Trading Commission (“CFTC”) regulations to separately account for and segregate as belonging to Series E all assets of Series E relating to domestic futures trading and is not allowed to commingle such assets with its other assets. At September 28, 2007 and December 31, 2006, such segregated assets totaled $12,429,456 and $6,173,755, respectively. Part 30.7 of the CFTC regulations also requires Series E’s futures commission merchant to secure assets of Series E related to foreign futures trading which totaled $(722,245) and $(1,242,325), at September 28, 2007 and December 31, 2006, respectively. There are no segregation requirements for assets related to forward trading.

As of September 28, 2007, Series E’s open futures and forward contracts mature within eighteen months.

WORLD MONITOR TRUST II – SERIES E

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 7.	FINANCIAL HIGHLIGHTS

The following information presents per interest operating performance data and other supplemental financial data for the Third Quarter 2007, Third Quarter 2006, Year-To-Date 2007 and Year-To-Date 2006. This information has been derived from information presented in the financial statements.

	Third Quarter		Year-To-Date
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Per Interest Performance
(for an interest outstanding throughout the entire period)
Net asset value per interest at beginning of period	$181.70	$167.15	$163.72	$159.53

Net realized gain (loss) and change in net unrealized gain (loss) on commodity transactions (1)	(8.13)	(3.25)	13.62	8.51
Interest income (1)	2.01	2.09	5.88	5.94
Expenses (1)	(4.21)	(3.83)	(11.85)	(11.82)

Net increase (decrease) for the period	(10.33)	(4.99)	7.65	2.63

Net asset value per interest at end of period	$171.37	$162.16	$171.37	$162.16

Total Return (3)
Total return before incentive fees	(5.69)%	(2.99)%	4.67%	1.65%
Incentive fees	0.00%	0.00%	0.00%	0.00%

Total return after incentive fees	(5.69)%	(2.99)%	4.67%	1.65%

Supplemental Data
Ratios to average net asset value
Net investment loss before incentive fees (2), (4)	(5.05)%	(3.96)%	(4.84)%	(4.64)%
Incentive fees (3)	0.00%	0.00%	0.00%	0.00%

Net investment loss after incentive fees	(5.05)%	(3.96)%	(4.84)%	(4.64)%

Interest income (4)	4.63%	4.79%	4.77%	4.69%

Incentive fees (3)	0.00%	0.00%	0.00%	0.00%
Other expenses (4)	9.68%	8.75%	9.61%	9.33%

Total expenses	9.68%	8.75%	9.61%	9.33%

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

This report on Form 10-Q (the “Report”) for the period June 30, 2007 to September 28, 2007 (“Third Quarter 2007”) includes forward-looking statements that reflect the current expectations of Preferred Investment Solutions Corp. (“Managing Owner” or “Preferred”), the managing owner of World Monitor Trust II – Series E (“Registrant”), about the future results, performance, prospects and opportunities of Registrant. The Managing Owner has tried to identify these forward-looking statements by using words such as “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “should,” “estimate” or the negative of those terms or similar expressions. These forward-looking statements are based on information currently available to the Managing Owner and are subject to a number of risks, uncertainties and other factors, both known, such as those described in this Report, and unknown, that could cause Registrant’s actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements.

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

The Trading Advisor

Registrant has entered into an advisory agreement (the “Advisory Agreement”) with Graham Capital Management, L.P. (the “Trading Advisor” or “Graham”) to make the trading decisions for Registrant. Graham trades 100% of Registrant’s assets pursuant to Graham’s Global Diversified Program. The Advisory Agreement may be terminated for various reasons, including at the discretion of Registrant. Registrant pays a weekly management fee equal to approximately 0.038% (2% annually) of the assets allocated to the Trading Advisor. Registrant also pays the Trading Advisor an incentive fee of 22% of New High Net Trading Profits (as defined in the Advisory Agreement) generated by Registrant. Incentive fees will accrue weekly and be paid quarterly in arrears.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, including an amendment of SFAS 115, or SFAS 159. This statement provides companies with an option to report selected financial assets and liabilities at fair value. This statement is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. The Managing Owner is currently evaluating the impact of adopting SFAS No. 159 on Registrant’s financial statements. At this time, the impact to Registrant’s financial statements has not been determined.

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

For Third Quarter 2007, the period January 1, 2007 to September 28, 2007 (“Year-To-Date 2007”), the period July 1, 2006 to September 29, 2006 (“Third Quarter 2006”) and the period January 1, 2006 to September 29, 2006 (“Year-To-Date 2006”), there were no subscriptions of Limited Interests or General Interests.

Interests in Registrant may be redeemed on a weekly basis. Redemptions of Limited Interests for Third Quarter 2007, Year-To-Date 2007 and for the period from April 6, 2000 (commencement of operations) to September 28, 2007 were $1,439,315, $5,331,909 and $37,100,415 respectively. Redemptions of Limited Interests for Third Quarter 2006, Year-To-Date 2006 and for the period from April 6, 2000 (commencement of operations) to September 29, 2006 were $899,063, $5,272,084 and $30,003,209, respectively.

Redemptions of General Interests for Third Quarter 2007, Year-To-Date 2007 and for the period from April 6, 2000 (commencement of operations) to September 28, 2007 were $42,090, $52,207 and $436,656 respectively. Redemptions of General Interests for Third Quarter 2006, Year-To-Date 2006 and for the period from April 6, 2000 (commencement of operations) to September 29, 2006 were $18,261, $59,113 and $358,205, respectively. Future redemptions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

Limited Interests may no longer be exchanged for Limited Interests in Series D or Series F, nor may Limited Interests in Series D or Series F be exchanged for Limited Interests in Registrant.

A significant portion of Registrant’s net assets was held in cash, which was used as margin for trading in commodities and forwards. In as much as the sole business of Registrant is to trade in commodities and forwards, Registrant continues to own such liquid assets to be used as margin. The clearing brokers credit the Registrant with interest income earned on its accounts with the clearing brokers during each month.

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

Since Registrant’s business is to trade futures and forward contracts, its capital is at risk due to changes in the value of these contracts (market risk) or the inability of counterparties to perform under the terms of the contracts (credit risk). Registrant’s exposure to market risk is influenced by a number of factors including the volatility of interest rates and foreign currency exchange rates, the liquidity of the markets in which the contracts are traded and the relationships among the contracts held. The inherent uncertainty of Registrant’s speculative trading as well as the development of drastic market occurrences could result in losses considerably beyond Registrant’s experience to date and could ultimately lead to a loss of all of substantially all of investors’ capital. The Managing Owner attempts to minimize these risks by requiring Registrant and the Trading Advisor to abide by various trading limitations and policies, which include limiting margin amounts, trading only in liquid markets and permitting the use of stop loss provisions. For a further discussion of the credit and market risks associated with Registrant’s futures and forward contracts, see Note 6 to Registrant’s financial statements for the year ended December 31, 2006, which is filed as an exhibit to Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2006.

Registrant does not have, nor does it expect to have, any capital assets.

Market Overview

Following is a market overview for Third Quarter 2007 and Third Quarter 2006:

Third Quarter 2007

Throughout the third quarter of 2007, subprime/credit concerns dominated the global economy with some forecasting a recession as a result. Former Fed Chairman Greenspan said the risk of inflation has increased, although he still put the odds of a recession below 50%. The crisis, or at least the paranoia surrounding it, seemed to worsen with each passing day during most of the quarter. In reaction, the US Federal Reserve (the “Fed”) cut rates in August and September. In general, pundits and economists approved of the Fed’s stance but a few saw it as highly inflationary and some a bailout of Wall Street.

On the economic data front, already dismal housing numbers only got worse during the quarter. Both housing starts and building permits fell to their lowest levels since 1995. Both existing and new home sales plunged. Inventories remained burdensome.

On the inflation front, the producer price index fell each month during the third quarter. Falling food and energy prices kept wholesale inflation in check. For the most part, producers still seem to be absorbing higher commodity costs without passing them to the consumer. The more closely watched consumer price index, the measure of a basket of consumer goods, fell slightly overall.

The most troubling economic data number released in the quarter was the August employment report that showed nonfarm payrolls contract for the first time since August of 2003. The unemployment rate held steady at 4.6%.

Volatile durable goods orders fell sharply in August after a larger gain in July. Retail sales were up during the past year, but consumer confidence numbers tended to weaken in September. However, the latest report on consumer spending showed the largest gain in two years.

Outside of the US, at the start of the quarter, both the Bank of England and the European Central Bank were forecast to raise rates. But by the end of September, the picture had changed dramatically. The Bank of England was forced to deal with the Northern Rock crisis. The European Central Bank had been seen as hawkish in their views, but the US rate cuts and some evidence of a slowing economic landscape, particularly in Germany, has some market participants looking for the maintenance of current levels. In the UK, LIBOR rose at the close of the quarter as Northern Rock borrowed more from the Bank of England and other banks were caught in something of a credit squeeze. The Bank of England engaged in unprecedented measures to add liquidity to the financial markets. LIBOR’s volatility continued into the fourth quarter.

Currencies: After mixed trading patterns, albeit with a downside bias, for much of July through mid-August, the dollar fell to record levels against the euro and British pound sterling in September. Overall, the dollar declined against 13 of the 16 major currencies in September, sending the dollar index to all-time lows. The euro’s share of global foreign exchange reserves rose to a record high in September. The euro also gained on the yen in September, after losing some ground in August. It was a rocky month for the pound to the euro, trading nearly at a 30-month low. The pound grew slightly on the dollar in September, but lower then the 25-year high set in July.

The yen ended the month lower then in previous months. A change in prime ministers as the disgraced Mr. Abe stood down had virtually no impact. Carry trade has lessened, but forecasts of its demise have proven premature. Regarding rates, the Bank of Japan held rates steady during the quarter. China saw a record trade surplus in August. The Chinese yuan continued its decline, albeit very gradual to the US dollar. High yield currencies such as the Canadian, Australian and New Zealand dollars had a strong third quarter. All of these currencies attracted fund and carry trade demand during the quarter.

Energies: Crude oil entertained the global markets with a superior quarter, especially in the latter part of September. Prices very briefly traded below $70 in early August during the period of an overall commodity selling blitz, but it was essentially straight up from there. After touching an all time high in September, crude finished the quarter with a year to date gain of just over 17%. While political tensions were quiet in the third quarter, there seemed to be an increasing undercurrent toward quarter’s end. Nigerian unrest reasserted itself after a period of comparative calm. OPEC raised production at its most recent meeting but this drew limited reaction. Global demand, not surprisingly led by China, remains extremely buoyant. Weather/tropical storm factors had a minimal impact during the month.

Abundant supply and benign weather weighed on natural gas prices for much of the third quarter, but prices staged a solid rally in September and finished the quarter lessening its year-to-date loss to just over 16%. While there were no storms, there were enough precautionary shutdowns in September to turn the market around and the surge in crude aided sentiment. The potential for a La Niña weather pattern this winter could prove supportive in the fourth quarter, as this weather pattern typically leans to cold weather in the northeast. Despite being in the height of the hurricane season, there were no lasting supply interruptions to heating oil in the quarter. Reformulated gasoline prices ended the quarter lower. A lag in price relative to crude is the key reason prices at the pump have not risen in the face of surging crude. Overall supplies have been sufficient to meet demand.

Grains: Trepidation that wheat shortages might lead to tight supplies led to continued expansion in the third quarter, with an astounding 48% increase in the price of wheat. Behind the exploding wheat prices were the ongoing crop worries in Australia, the world’s largest exporter of wheat. Market participants worry that the high prices will have a spillover effect on the prices of other crops that can be planted on wheat acreage. Soybean prices similarly increased in the third quarter, up more than 25%. In addition to the supply side support, born of reduced acreage this past season at the hands of the agri-energy darling corn, the demand side of the equation has been equally influential, as overseas buying of beans, oil, and meal has been relentless. Global cotton consumption remains robust. Regarding the supply and demand equation, the financial allure to grow the crop may tempt farmers to plant additional acreage. Corn prices also rose dramatically in the third quarter. Supply and demand fundamentals indicated that the price fears created by the ethanol-induced glut of corn acreage may have subsided. As the price of competing crops wheat and beans moved sharply higher on the back of a demand-driven/supply-uncertain rally, corn prices rallied as it suddenly became a comparatively cheap substitute, especially as a feed grain.

Indices: It was a nervous and, at times, erratic trading quarter for US and global equities surrounding the credit crisis and subprime mortgage fallout. However, the US Fed’s aggressive move on September 18 was well received and helped end the quarter on a positive note for equities, despite weakness in some areas led by financials. The Dow Jones Industrial Average, the tech-heavy NASDAQ and the S&P 500 indices all finished higher for the quarter. For the most part, the third quarter had the major European bourses following the pattern of the US but with a slight trail and most finished lower on the quarter.

Equities soared in Asia, with the Hang Seng Index, Shanghai Composite, Kospi Index and Australian All Ordinaries setting record highs during the quarter. The Nikkei ended the quarter slightly below its second quarter close, due in large part to rate concerns, carry trade issues and political shifts.

Interest Rates: September proved an eventful month for US Treasuries as speculation abounded regarding what the Federal Reserve might, or might not, do. On September 18 the Fed voted to cut both the Fed Funds rate by 50 basis points to 4.75% and the discount rate by another 50 basis points to 5.25%. After the Fed move the yield curve showed significant steepening. The European Central Bank (“ECB”) held steady at the September meeting. While ECB President Jean Claude Trichet exhibited a somewhat “hawkish” rhetoric, the bank appears to many to be on hold through year-end, a change from a month ago when a rate increase appeared most probable. Market participants believe that the Bank of England (“BOE”), forced to deal with the Northern Rock crisis, may now be set to cut rates. LIBOR saw higher yields during September as Northern Rock borrowed more from the BOE and other banks were caught in something of a quarter-ending credit squeeze. There was no change by the Bank of Japan in September.

Metals: Gold was a stellar performer during the quarter. After being subject to margin selling as related to sub prime/credit concerns, Japanese carry trades and a general flight to quality, gold resumed its role as an alternative asset with vengeance. The plunge in the US dollar against other major currencies and a pattern of lower global interest rates increased demand for the metal. Gold now appears to have returned to its traditional role as a monetary asset to go along with strong physical demand. Jewelry demand is also solid, despite high price points. Gold for December delivery finished September up over 12% year to date within the Dow Jones AIG Index.

While gold achieved 27-year highs, silver remains below its high level from earlier this year. Overall physical demand has been and continues to hold buoyant. After stumbling in August, platinum staged an impressive rally through the end of the quarter. China’s appetite for platinum has been exceptionally strong, as evidenced by the latest customs statistics. Platinum jewelry sales continue to be strong, including an over 50% increase in jewelry buying through August versus 2006 in China. Other Asian nations showed a net increase of over 15%. Labor tensions in South Africa supported both palladium and platinum prices, but the former lacked the aggressive Chinese interest and also saw minimal jewelry off-take.

Among base metals, the third quarter proved volatile for copper prices. The general commodity selling blitz in August took its toll on the red metal, but prices came back with a vengeance in September. Strong global demand, led by China, paved the way along with a series of labor disputes in Chile, Mexico and Peru. Like copper, aluminum prices fell in August, but were not able to recover in September. Year to date, aluminum prices are down over 13%. Nickel also fell in August, but managed a small reversal in September. Spot nickel demand has been buoyant, particularly from the Far East outside of Japan.

Overall, global stainless steel demand has been decent. Zinc prices fell throughout the third quarter and are now down over 25% for the year to date. Lead prices ended the quarter up sharply higher as buoyant global demand has resulted in a production deficit, the sixth consecutive annual deficit. Tin prices saw an eighteen-year high in July, but ended the third quarter slightly lower.

Softs: Sugar prices were volatile during the quarter, but ended slightly higher to reduce its year-to-date loss to just under 20%. Coffee had been losing ground all year until it woke up in September and eased its year-to-date loss to just over 8%. Cocoa rallied late in the quarter. Declining US warehouse inventories have been supportive, along with reports of “black pod” disease in West Africa. The lingering threat of political unrest in the Ivory Coast persists. Cattle prices fell during the quarter. Korea rejected a third shipment of US beef due to mad-cow disease concerns. Hog prices fell to seventeen-month lows in the third quarter. The market remains dependent on strong Asian demand but China has proven to buy less than expected, making hogs a rare market in that regard.

Third Quarter 2006

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

Currencies: Uncertainty over interest rate policy in the four main industrial blocks affected currency moves in the third quarter, causing the U.S. dollar to trade unevenly against the euro, the Japanese yen and the British pound. The ECB did not alter rates in August or September but the language from ECB President Jean Claude Trichet continued to exhibit a cautious tone. The U.S. dollar was pressured by a growing perception that the Fed has concluded the rate hike cycle after no action at the August and September FOMC meetings. The euro was also inhibited by ideas that the U.S. economy is slowing. Meanwhile, European data has been mixed, leading to weaker than expected German business confidence readings. Talk of higher European Union interest rates and increased taxation were cited as reasons for the weakness. The British pound showed some strength in the third quarter, after the BOE unexpectedly raised rates 25 basis points to 4.75% on August 3.

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

Energies: The third quarter started with energy prices on an upswing as geopolitical factors, weather fears, concerns about the availability of reformulated gasoline and summer driving demand were all supportive. However, as the quarter developed, all of these concerned dissipated.

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

Grains: Corn priced fluctuated during the quarter, peaking in early July and then falling off by quarter-end to match early springtime lows. During July, August and the first half of September, improved meteorological conditions across the Central United States erased problematic growing condition fears from the wheat market. As a result, values declined in the late summer to their lowest level since January 2005. Weather was an important factor for soybeans as well, and soybeans followed wheat’s price pattern closely in the third quarter, with soybean prices reaching their lowest level since February 2005. China is the main driver on the demand side. The ongoing improvements in the Chinese economy have resulted in a continued increase in the demand for poultry, beef and pork, by the rapidly expanding Chinese middle class. Similar to the pattern seen in the soybean market during the third quarter, the cotton market too, saw declining prices.

Indices: The third quarter proved to be a positive one for U.S. equities, as the Fed ended its string of 17 consecutive rate hikes and gave indications it was finished for the year and perhaps beyond. A pull back in energy prices and healthy consumer confidence and spending also lent support, while a solid run of earnings data and strength in big cap stocks was featured. Stocks were also aided by asset reallocation, including some out of commodities. In Europe, the third quarter proved even better than the U.S. The strength in U.S. equities was supportive along with some positive data, and the markets were able to shrug off rate hikes from the ECB and the BOE. European equities showed gains in all three months of the quarter, particularly in August and September. Asian equities, particularly Japan, had a volatile third quarter before finishing with a positive tone. In the end, solid economic data for much of the region along with money flow led to higher prices.

Interest Rates: The Fed followed the August pause that ended a streak of 17 consecutive rate hikes to 5.25% by holding steady at the September meeting. The FOMC statement varied little from the August commentary, as the Fed said it expects lower economic growth to reduce inflationary pressures. Treasury yields moved directionally lower during the quarter and bonds benefited from flight to quality and asset reallocation during the third quarter.

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

Metals: Gold prices rallied in the early part of the quarter and then sold off before ending the third quarter on a strong note. While gold is still up 10.9% for the year, the quarter’s softness came on the back of general commodity malaise, lower energy prices and the less hectic geopolitical landscape. Silver prices briefly decoupled from gold during the early part of the quarter, but ended up following the same path eventually. The slide in gold prices impacted copper, but there was enough trade support to limit the sell-off. Labor news was also supportive throughout the quarter. However, copper is headed for a production surplus due to high levels of Chilean output. Additionally, there are concerns on the demand side as Chinese consumption has declined in 2006 and the U.S. housing market is depressed, both of which are weighing on sentiment. Aluminum has also been hurt recently by excess production capacity and indications of lessened Chinese consumption, but overall global demand is solid. As for zinc, the price rally that occurred in first half of 2006 ended in the third quarter. However, the sell-off was limited as zinc’s fundamentals, featuring a huge production deficit, are strong. Nickel put in an exceptionally strong performance in the third quarter, gaining 127%. Demand remains strong in the face of tight inventories, and production and labor concerns.

Softs: Sugar rallied strongly in the first quarter of 2006, traded sideways for much of the second quarter of 2006 and tumbled almost 30% in the third quarter of 2006, leading to a year-to-date loss of 28.97%. The same general commodity weakness affecting many other markets, weighed on sugar as well. Additionally, a well-respected analyst predicted that India’s 2006-2007 sugar crop might reach 27 million tonnes, vastly ahead of 21 million tonnes this season. Since Brazil, Russia, China, Thailand and the Ukraine are also expecting abundant crops, the result will be significant global surplus, which will offset a decline in EU output to 16.5 million tonnes from 21.9 million this year. As for ethanol-related demand, it has waned of late. After rebounding in August following three negative months, coffee showed a mild loss in September, taking the year-to-date loss to 10.71%. Prospects for an excellent Brazilian crop and the above mentioned general commodity malaise still weigh on sentiment. Cocoa is faced with ample supplies and continued favorable crop prospects.

Sector Performance

Due to the nature of Registrant’s trading activities, a period-to-period comparison of its trading results is not meaningful. However, a discussion of Registrant’s trading results for the major sectors in which Registrant traded for Third Quarter 2007 and Third Quarter 2006 are presented below.

Third Quarter 2007

Currencies: (-) The majority of losses were experienced in the U.S. dollar versus the Czech koruna and Japanese yen, and the euro versus the Japanese yen. The majority of gains were made in the U.S. dollar versus the Turkish lira.

Energies: (-) Losses were experienced in heating oil and natural gas. Gains were made in crude.

Grains: (+) Gains were experienced in soybeans and wheat. Losses were experienced in corn.

Indices: (-) The majority of losses were experienced in the CAC 40, Nikkei, Russell 2000 and Tokyo Stock Index. The majority of gains were experienced in the DAX, DJ Stoxx 50, NASDAX 100 and S&P 500 indices.

Interest Rates: (-) The majority of losses were experienced in the German Bund, Eurodollar and U.S. Treasury Notes and Bonds.

Meats: (-) Losses were made in cattle.

Metals: (-) Losses were experienced in aluminum, copper and zinc. Gains were experienced in gold.

Softs: (-) Losses were experienced in cocoa, coffee and sugar.

Third Quarter 2006

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

Results of Operations

The net asset value (“Net Asset Value”) per Interest as of September 28, 2007 was $171.37, an increase of 4.67% from the December 31, 2006 Net Asset Value per Interest of $163.72 and a decrease of 5.69% from the June 29, 2007 Net Asset Value per Interest of $181.70. The Net Asset Value per Interest as of September 29, 2006 was $162.16, an increase of 1.65% from the December 31, 2005 Net Asset Value per Interest of $159.53 and a decrease of 2.99% from the June 30, 2006 Net Asset Value per Interest of $167.15. Past performance is not necessarily indicative of future results.

Registrant’s trading gains/(losses) before commissions and related fees during Third Quarter 2007 and Year-To-Date 2007 were approximately $(934,000) and $1,728,000, respectively. Registrant’s trading gains/(losses) before commissions and related fees during Third Quarter 2006 and Year-To-Date 2006 were approximately $(540,000) and $1,561,000, respectively. Registrant’s net assets decreased during Third Quarter 2007 and Year-To-Date 2007 in comparison to Third Quarter 2006 and Year-To-Date 2006 primarily due to the effect of redemptions. Registrant’s net assets decreased for the Third Quarter 2006 and Year-To-Date 2006 compared to Third Quarter 2005 and Year-To-Date 2005 primarily due to the effect of redemptions. Interest income is earned on the Registrant’s accounts maintained with the clearing brokers at competitive interest rates and, therefore, varies weekly according to interest rates, trading performance and redemptions. Interest income during Third Quarter 2007 and Year-To-Date 2007 was approximately $232,000 and $756,000, respectively, a decrease of approximately $102,000 and $253,000, respectively, as compared to Third Quarter 2006 and Year-To-Date 2006, primarily due to reduced average net asset levels. Interest income during Third Quarter 2006 and Year-To-Date 2006 increased by approximately $37,000 and $274,000, respectively, as compared to Third Quarter 2005 and Year-To-Date 2005, primarily due to the higher interest rates offset in part by reduced average net assets.

Commissions are calculated on Registrant’s Net Asset Value at the end of each week and therefore, vary according to weekly trading performance and redemptions. Other transaction fees consist of National Futures Association fees, exchange and clearing fees as well as floor brokerage costs and give-up charges, which are based on the number of trades the Trading Advisor executes, as well as which exchange, clearing firm or bank on, or through, which the contract is traded. Commissions and other transaction fees during the Third Quarter 2007 and Year-To-Date 2007 were approximately $337,000 and $1,090,000, respectively, a decrease of approximately $105,000 and $394,000, respectively, as compared to Third Quarter 2006 and Year-To-Date 2006, primarily due to reduced average net assets levels. Commissions and other transaction fees during Third Quarter 2006 and Year-To-Date 2006 decreased by approximately $132,000 and $227,000, respectively, as compared to Third Quarter 2005 and Year-To-Date 2005, primarily due to a decrease in net assets.

Management fees are calculated on the net asset value of the assets allocated to the Trading Advisor at the end of each week, and therefore, are affected by weekly trading performance and redemptions. Management fees during Third Quarter 2007 and Year-To-Date 2007 were approximately $100,000 and $315,000, respectively, a decrease of approximately $29,000 and $104,000, respectively, as compared to Third Quarter 2006 and Year-To-Date 2006, primarily due to decrease in average net assets. Management fees during Third Quarter 2006 and Year-To-Date 2006 decreased by approximately $45,000 and $98,000, respectively, as compared to Third Quarter 2005 and Year-To-Date 2005, primarily due to reduced average net assets levels. Incentive fees are based on the “New High Net Trading Profits” (as defined in the Advisory Agreement) generated by the Trading Advisor, are accrued weekly and are ultimately determined as of the close of business on the last Friday of each calendar quarter. No incentive fees were earned during Third Quarter 2007, Year-To-Date 2007, Third Quarter 2006 or Year-To-Date 2006.

General and administrative expenses include accounting, audit, tax, and legal fees, as well as printing and postage costs related to reports sent to limited owners. General and administrative expenses during Third Quarter 2007 and Year-To-Date 2007 were approximately $48,000 and $118,000, respectively. General and administrative expenses during Third Quarter 2006 and Year-To-Date 2006 were approximately $39,000 and $106,000, respectively. To the extent that general and administrative expenses exceed 1.5% of Registrant’s Net Asset Value during the year (with a maximum of 0.5% attributable to other than legal and audit expenses), such amounts are borne by the Managing Owner and its affiliates. No such expenses exceeded these limits during the Third Quarter 2007, Year-To-Date 2007, Third Quarter 2006 or Year-To-Date 2006.

Inflation

Inflation has had no material impact on the operations or on the financial condition of Registrant from inception through September 28, 2007.

Off-Balance Sheet Arrangements and Contractual Obligations

As of September 28, 2007, Registrant had not utilized special purpose entities to facilitate off-balance sheet financing arrangements and has no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers, such as our accountants, undertake in performing services which are in the best interests of Registrant. While Registrant’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on Registrant’s financial position.

Registrant’s contractual obligations are with the Managing Owner, Trading Advisor and commodity broker. Management fees payable by the Registrant to the Trading Advisor and the Managing Owner are calculated as a fixed percentage of Registrant’s Net Asset Value. Incentive fees payable to the Trading Advisor are at a fixed rate, calculated as a percentage of the “New High Net Trading Profits”. As such, the Managing Owner cannot anticipate the amounts to be paid for future periods as Net Asset Values and “New High Net Trading Profits” are not known until a future date. Commissions payable to the commodity broker are based on a cost per executed trade plus a fixed percentage of net assets and, as such, the Managing Owner cannot anticipate the amount that will be required under the brokerage agreement, as the level of executed trades are not known until a future date. These agreements are effective for one-year terms, renewable automatically for additional one-year terms unless terminated. Additionally, these agreements may be terminated by either party thereto for various reasons. For a further discussion of Registrant’s contractual obligations, see Notes 1 and 3 to Registrant’s financial statements for the year ended December 31, 2006, which is filed as an exhibit to Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2006.

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

[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

WORLD MONITOR TRUST II – SERIES E

By:	Preferred Investment Solutions Corp., its managing owner

	By:	/s/ Kenneth A. Shewer	Date:	November 8, 2007
	Name:	Kenneth A. Shewer
	Title:	Co-Chief Executive Officer (Principal Executive Officer)

	By:	/s/ David K. Spohr	Date:	November 8, 2007
	Name:	David K. Spohr
	Title:	Senior Vice President and Director of Fund Administration (Principal Financial/Accounting Officer)