Form 10-Q
period 2008-03-28
WORLD MONITOR TRUST II SERIES E
filed 2008-05-12
CIK 1090701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: March 28, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller Reporting Company ☐

Indicate by check mark whether Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

WORLD MONITOR TRUST II – SERIES E

INDEX TO QUARTERLY REPORT ON FORM 10-Q

MARCH 28, 2008

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK;

FINANCIAL STATEMENTS TO FOLLOW]

WORLD MONITOR TRUST II – SERIES E

FINANCIAL STATEMENTS

March 28, 2008

WORLD MONITOR TRUST II – SERIES E

CONDENSED STATEMENTS OF FINANCIAL CONDITION

March 28, 2008 (Unaudited) and December 31, 2007

	March 28, 2008	December 31, 2007
ASSETS
Cash	$19,597,821	$19,199,188
Interest receivable	19,000	0
Accounts receivable	160	0
Net unrealized gain on open futures contracts	0	47,346
Net unrealized gain on open forward contacts	178,293	0

Total assets	$19,795,274	$19,246,534

LIABILITIES
Net unrealized loss on open forward contracts	$0	$62,555
Net unrealized loss on open futures contracts	212,834	0
Commissions and other transaction fees payable	91,109	98,009
Accrued expenses payable	56,494	39,456
Management fees payable	30,328	32,626
Redemptions payable	9,071	47,403

Total liabilities	399,836	280,049

TRUST CAPITAL (Net Asset Value)
Limited Interests (97,364.467 and 105,211.769 interests outstanding) at March 28, 2008 and December 31, 2007, respectively	19,200,015	18,774,125
Managing Owner Interests (991 and 1,078 interests outstanding) at March 28, 2008 and December 31, 2007, respectively	195,423	192,360

Total trust capital (Net Asset Value)	19,395,438	18,966,485

Total liabilities and trust capital	$19,795,274	$19,246,534

Net Asset Value per Limited and Managing Owner Interest

March 28, 2008	December 31, 2007
$ 197.20	$ 178.44

See accompanying notes.

WORLD MONITOR TRUST II – SERIES E

CONDENSED SCHEDULES OF INVESTMENTS

March 28, 2008 (Unaudited) and December 31, 2007

	March 28, 2008		December 31, 2007
Futures and Forward Contracts	Net Unrealized Gain (Loss) as a % of Trust Capital	Net Unrealized Gain (Loss)	Net Unrealized Gain (Loss) as a % of Trust Capital	Net Unrealized Gain (Loss)
Futures contracts purchased:
Commodities	(0.46)%	$(89,223)	0.22%	$41,458
Interest rates	(0.48)%	(93,743)	(0.09)%	(15,893)
Stock indices	0.00%	0	0.00%	(280)

Net unrealized gain (loss) on futures contracts purchased	(0.94)%	(182,966)	0.13%	25,285

Futures contracts sold:
Commodities	0.05%	8,851	0.08%	14,257
Interest rates	(0.01)%	(2,804)	0.00%	(464)
Stock indices	(0.19)%	(35,915)	0.04%	8,268

Net unrealized gain (loss) on futures contracts sold	(0.15)%	(29,868)	0.12%	22,061

Net unrealized gain (loss) on open futures contracts	(1.09)%	$(212,834)	0.25%	$47,346

Forward currency contracts purchased:
Net unrealized gain (loss) on forward contracts purchased	1.01%	$195,363	(1.65)%	$(312,013)

Forward currency contracts sold:
Net unrealized gain (loss) on forward contracts sold	(0.09)%	(17,070)	1.32%	249,458

Net unrealized gain (loss) on open forward contracts	0.92%	$178,293	(0.33)%	$(62,555)

See accompanying notes.

WORLD MONITOR TRUST II – SERIES E

CONDENSED STATEMENTS OF OPERATIONS

For the Period January 1, 2008 to March 28, 2008 and

For the Period January 1, 2007 to March 30, 2007

(Unaudited)

	For the Period January 1, 2008 to March 28, 2008	For the Period January 1, 2007 to March 30, 2007
REVENUES
Realized	$2,310,871	$(1,511,414)
Change in unrealized	(19,332)	(719,583)
Interest income	95,361	274,196

Total revenues	2,386,900	(1,956,801)

EXPENSES
Brokerage commissions and other transaction fees	320,158	362,487
Management fees	92,820	107,588
General and administrative	60,003	34,897

Total expenses	472,981	504,972

NET INCOME (LOSS)	$1,913,919	$(2,461,773)

NET INCOME (LOSS) PER WEIGHTED AVERAGE LIMITED AND MANAGING OWNER INTEREST
Net income (loss) per weighted average Limited and Managing Owner Interest	$18.76	$(17.46)

Weighted average number of Limited and Managing Owner interests outstanding	102,018	141,018

See accompanying notes.

WORLD MONITOR TRUST II – SERIES E

CONDENSED STATEMENTS OF CHANGES IN TRUST CAPITAL

For the Period January 1, 2008 to March 28, 2008 and

For the Period January 1, 2007 to March 30, 2007

(Unaudited)

	Interests	Limited Interests	Managing Owner Interests	Total
For the period January 1, 2008 to March 28, 2008
Trust capital at December 31, 2007	106,289.769	$18,774,125	$192,360	$18,966,485
Redemptions	(7,934.302)	(1,467,950)	(17,016)	(1,484,966)
Net income for the period January 1, 2008 to March 28, 2008	0.000	1,893,840	20,079	1,913,919

Trust capital at March 28, 2008	98,355.467	$19,200,015	$195,423	$19,395,438

For the period January 1, 2007 to March 30, 2007
Trust capital at December 31, 2006	145,209.262	$23,538,201	$235,264	$23,773,465
Redemptions	(8,624.636)	(1,349,804)	(5,553)	(1,355,357)
Net loss for the period January 1, 2007 to March 30, 2007	0.000	(2,436,469)	(25,304)	(2,461,773)

Trust capital at March 30, 2007	136,584.626	$19,751,928	$204,407	$19,956,335

See accompanying notes.

WORLD MONITOR TRUST II – SERIES E

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

The statement of financial condition, including the condensed schedule of investments, as of March 28, 2008, the statements of operations and changes in trust capital for the periods January 1, 2008 to March 28, 2008 (“First Quarter 2008”) and January 1, 2007 to March 30, 2007 (“First Quarter 2007”) are unaudited. In the opinion of Preferred Investment Solutions Corp., (“Preferred” or the “Managing Owner”), the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of Series E as of March 28, 2008 and the results of its operations for the First Quarter 2008 and First Quarter 2007. The operating results for these interim periods may not be indicative of the results expected for a full year.

WORLD MONITOR TRUST II – SERIES E

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in Series E’s annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2007.

The financial statements of Series E are prepared in accordance with accounting principles generally accepted in the United States of America, which requires of the Managing Owner to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Commodity futures and foreign exchange transactions are reflected in the accompanying statement of financial condition on the trade date. Net unrealized gain or loss on open contracts (the difference between contract trade price and market price) is reflected in the financial statements in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 39 – “Offsetting of Amounts Related to Certain Contracts.” The market value of futures (exchange-traded) contracts is based upon the closing quotation on the various futures exchanges on which the contract is traded. The values which will be used by Series E for open forward and option positions will be provided by its administrator, who obtains market quotes from data vendors and third parties. Any change in net unrealized gain or loss during the current period is reported in the statement of operations. Realized gains and losses on transactions are recognized in the period in which the contracts are closed. Brokerage commissions include other trading fees and are charged to expense when incurred.

Series E has elected not to provide a Statement of Cash Flows as permitted by Statement of Financial Accounting Standards (“SFAS”) No. 102, “Statement of Cash Flows – Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale.”

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that Series E recognize in its financial statements, the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 were effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. In connection with the adoption of FIN 48, Series E has elected an accounting policy to classify interest and penalties related to unrecognized tax benefits as interest expense. Preferred, as Managing Owner of Series E, evaluated the impact of adopting FIN 48 on Series E’s financial statements. The adoption of FIN 48 had no material impact on Series E, as Series E’s tax positions are based on established tax precedence for the tax treatment of investment partnerships as flow through tax entities.

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

WORLD MONITOR TRUST II – SERIES E

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Trust adopted SFAS 157 in the first quarter of 2008. The adoption of SFAS 157 had no impact to certain assets and liabilities required to be carried at fair value (investments) in these financial statements. Of its unrealized gains (losses) at March 28, 2008, approximately $(212,834) or (616.18)% of Series E’s investment is classified as Level 1 and $178,293 or 516.18% as Level 2. Of its unrealized gains (losses) at December 31, 2007, approximately $47,346 or 311.30% of Series E’s investment is classified as Level 1 and $(62,555) or (411.30)% as Level 2. There are no Level 3 investments on March 28, 2008 or December 31, 2007 using the fair value hierarchy of SFAS 157.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, including an amendment of SFAS 115, or SFAS 159. This statement provides companies with an option to report selected financial assets and liabilities at fair value. This statement is effective for fiscal years beginning after November 15, 2007 with early adoption permitted.

Preferred, as Managing Owner of Series E, evaluated the impact adoption of SFAS 159 will have on Series E’s financial statements. Series E elected not to adopt SFAS 159, as it did not have a material effect on Series E’s financial statements.

Cash represents amounts deposited with a bank and clearing brokers, a portion of which is restricted for purposes of meeting margin requirements, which typically range from 0% to 35% of the notional amounts of the derivatives traded. Series E receives interest on all cash balances held by the bank and clearing brokers at prevailing interest rates.

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

Interest income is recorded on an accrual basis.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 4.	RELATED PARTIES

Series E reimburses the Managing Owner or its affiliates for services they performed for Series E, which include, but are not limited to: brokerage services; accounting and financial management; registrar, transfer and assignment functions; investor communications; printing and other administrative services. However, to the extent that general and administrative expenses exceed 1.5% of Series E’s net asset value during the year (with a maximum of 0.5% attributable to other than legal and audit expenses) such amounts are borne by the Managing Owner and its affiliates. General and administrative expenses did not exceed such limitations during the First Quarter 2008 and First Quarter 2007.

The expenses incurred by Series E for services performed by the Managing Owner and its affiliates for Series E were:

	First Quarter 2008	First Quarter 2007
Commissions	$278,840	$323,168
General and administrative	13,480	8,653

	$292,320	$331,821

Expenses payable to the Managing Owner and its affiliates (which are included in Commissions and other transaction fees payable and Accrued expenses payable) as of March 28, 2008 and December 31, 2007 were $104,589 and $111,429, respectively.

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

WORLD MONITOR TRUST II – SERIES E

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

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

WORLD MONITOR TRUST II – SERIES E

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 6.	DERIVATIVE INSTRUMENTS AND ASSOCIATED RISKS (CONTINUED)

Credit Risk (Continued)

Series E’s futures commission merchant, in accepting orders for the purchase or sale of domestic futures contracts, is required by Commodity Futures Trading Commission (“CFTC”) regulations to separately account for and segregate as belonging to Series E all assets of Series E relating to domestic futures trading and is not allowed to commingle such assets with its other assets. At March 28, 2008 and December 31, 2007, such segregated assets totaled $13,433,178 and $13,599,526, respectively. Part 30.7 of the CFTC regulations also requires Series E’s futures commission merchant to secure assets of Series E related to foreign futures trading which totaled $(132,549) and $(16,544), at March 28, 2008 and December 31, 2007, respectively. There are no segregation requirements for assets related to forward trading.

As of March 28, 2008, Series E’s open futures and forward contracts mature within eighteen months.

WORLD MONITOR TRUST II – SERIES E

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 7.	FINANCIAL HIGHLIGHTS

The following information presents per Interest operating performance data and other supplemental financial data for the period January 1, 2008 to March 28, 2008 and for the period January 1, 2007 to March 30, 2007. This information has been derived from information presented in the financial statements.

	First Quarter 2008	First Quarter 2007
Per Interest Performance
(for an Interest outstanding throughout the entire period)

Net asset value per Interest at beginning of period	$178.44	$163.72

Net realized gain (loss) and change in net unrealized gain (loss) on commodity transactions(1)	22.47	(15.97)
Interest income(1)	0.93	1.94
Expenses(1)	(4.64)	(3.58)

Net increase (decrease) for the period	18.76	(17.61)

Net asset value per Interest at end of period	$197.20	$146.11

Total Return(3)
Total return before incentive fees	10.51%	(10.76)%
Incentive fees	0.00%	0.00%

Total return after incentive fees	10.51%	(10.76)%

Supplemental Data

Ratios to average net asset value:
Net investment loss before incentive fees(2), (4)	(7.89)%	(4.18)%
Incentive fees(3)	0.00%	0.00%

Net investment loss after incentive fees	(7.89)%	(4.18)%

Interest income(4)	1.99%	4.96%

Incentive fees(3)	0.00%	0.00%
Other expenses(4)	9.88%	9.14%

Total expenses	9.88%	9.14%

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

This report on Form 10-Q (the “Report”) for the quarter ending March 28, 2008 (“First Quarter 2008”) includes forward-looking statements that reflect the current expectations of Preferred Investment Solutions Corp. (“Managing Owner”), the managing owner of World Monitor Trust II – Series E (“Registrant”), about the future results, performance, prospects and opportunities of Registrant. The Managing Owner has tried to identify these forward-looking statements by using words such as “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “should,” “estimate” or the negative of those terms or similar expressions. These forward-looking statements are based on information currently available to the Managing Owner and are subject to a number of risks, uncertainties and other factors, both known, such as those described in this Report, and unknown, that could cause Registrant’s actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements.

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

Managing Owner and its Affiliates

Preferred has been the managing owner of Registrant since October 1, 2004. The term Managing Owner, as used herein, refers to Preferred.

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

Employees

Registrant has no employees. Management and administrative services for Registrant are performed by the Managing Owner or third parties pursuant to the Trust Agreement, as further discussed in Notes 3 and 4 to Registrant’s financial statements included in its annual report for the year ended December 31, 2007 (“Registrant’s 2007 Annual Report”), which is filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2007.

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

The Managing Owner has evaluated Registrant’s financial statements and related disclosures and has determined that the policies discussed below are critical accounting policies because they involve estimates, judgments and assumptions that are particularly complex, subjective or uncertain. For further discussion of Registrant’s significant accounting policies, see Note 2 to Registrant’s financial statements for the year ended December 31, 2007, which is filed as an exhibit to Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2007.

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

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that Registrant recognize in its financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 were effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. In connection with the adoption of FIN 48, Registrant has elected an accounting policy to classify interest and penalties related to unrecognized tax benefits as interest expense. The Managing Owner evaluated the impact of adopting FIN 48 on Registrant’s financial statements. The adoption of FIN 48 had no material impact on Registrant, as Registrant’s tax positions are based on established tax precedence for the tax treatment of investment partnerships as flow through tax entities.

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

The Registrant adopted SFAS 157 in the first quarter of 2008. The adoption of SFAS 157 had no impact to the investments in the Registrant’s financial statements. Of its unrealized gains (losses) at March 28, 2008, approximately $(212,834) or (616.18)% of Registrant’s investment is classified as Level 1 and $178,293 or 516.18% as Level 2. Of its unrealized gains (losses) at December 31, 2007, approximately $47,346 or 311.30% of Registrant’s investment is classified as Level 1 and $(62,555) or (411.30)% as Level 2. There are no Level 3 investments on March 28, 2008 or December 31, 2007 using the fair value hierarchy of SFAS 157.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, including an amendment of SFAS 115, or SFAS 159. This statement provides companies with an option to report selected financial assets and liabilities at fair value. This statement is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. The Registrant evaluated the impact adoption of SFAS 159 will have on the Registrant’s financial statements. The Registrant elected not to adopt SFAS 159, as it did not have a material effect on the Registrant’s financial statements.

Liquidity and Capital Resources

Registrant commenced operations on April 6, 2000. Additional contributions raised through the continuous offering of limited interests (“Limited Interests”) and general interests (“General Interests” and, together with the Limited Interests, “Interests”) of beneficial ownership in Registrant. Registrant’s Interests were offered until it substantially achieved its subscription maximum of $50,000,000 Limited Interests in June 2003.

Limited Interests in Registrant may be redeemed on a weekly basis. For First Quarter 2008, redemptions of Limited Interests and General Interests were $1,467,950 and $17,016, respectively. For First Quarter 2007, redemptions of Limited Interests and General Interests were $1,349,804 and $5,553, respectively. Future redemptions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

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

A significant portion of Registrant’s net assets are held in cash, which are used as margin for trading in commodities. In as much as the sole business of Registrant is to trade in commodities, Registrant continues to own such liquid assets to be used as margin. The clearing broker and bank credits Registrant with interest income on 100% of its average daily equity maintained in its accounts with the clearing broker and bank during each month at competitive interest rates.

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

Since Registrant’s business is to trade futures and forward contracts, its capital is at risk due to changes in the value of these contracts (market risk) or the inability of counterparties to perform under the terms of the contracts (credit risk). Registrant’s exposure to market risk is influenced by a number of factors including the volatility of interest rates and foreign currency exchange rates, the liquidity of the markets in which the contracts are traded and the relationships among the contracts held. The inherent uncertainty of Registrant’s speculative trading as well as the development of drastic market occurrences could result in losses considerably beyond Registrant’s experience to date and could ultimately lead to a loss of all of substantially all of investors’ capital. The Managing Owner attempts to minimize these risks by requiring Registrant and the Trading Advisor to abide by various trading limitations and policies, which include limiting margin amounts, trading only in liquid markets and permitting the use of stop loss provisions. For a further discussion of the credit and market risks associated with Registrant’s futures and forward contracts, see Note 6 to Registrant’s financial statements for the year ended December 31, 2007, which is filed as an exhibit to Registrant’s annual report on Form 10K for the fiscal year ended December 31, 2007.

Registrant does not have, nor does it expect to have, any capital assets.

Market Overview

Following is a market overview for First Quarter 2008 and First Quarter 2007:

First Quarter 2008

General market consensus is that the US is in a recession. The question remains how long and deep it will be. Persistent liquidity problems, spreading credit market contagion and the worst stock market response to Federal Reserve (“Fed”) easing in the postwar era reveal the unusually intractable nature of the problems with which the Fed is presently grappling with. Perhaps more telling is the inability of the Fed to arrest the spread of liquidity problems across the credit market landscape and recurring spikes in the Ted-spread, the difference between the T-bill and LIBOR, and its extraordinarily high level, even after steep rate cuts and unprecedented actions through the discount window. Credit is the lifeblood of capitalist economies and a dysfunctional financial system appears to be threatening the US and the global economies.

US Treasuries finished the first quarter lower than year end 2007. The 10-year yield benchmark fell approximately to 3.41% from 4.00%. The 2-year yield was virtually unchanged in February but declined in March to near 1.60%. The 30-year note fell in March as well. The Fed lowered rates to 2.25% through three separate easing sessions during the quarter, which is a 2% decline. On March 11, the Fed announced a plan to lend up to $200 billion of Treasury securities in exchange for debt, including private mortgage backed securities that have been in a severe slump as homeowners default on payments. The biggest event of the quarter was the March 14 “rescue” of Bear Stearns & Co. Inc. through the sponsorship of the Fed and JP Morgan Chase & Co. after the investment house giant admitted its liquidity had significantly declined.

US first quarter economic data displayed little indication of a speedy housing recovery. Housing starts fell, building permits dropped to a 16-year low, confidence among home builders plummeted and mortgage delinquencies hit their highest levels since the Regan era. The outlook for employment worsened as the unemployment rate rose to 5.1% from 4.8%, which is the highest level since September 2005. In March, nonfarm payrolls plunged and January and February estimates were significantly revised downward, which made the data even harder to swallow. As far as inflation is concerned, the Fed continues to express its usual caution but the economic slump seems to be taking precedence.

Outside the US, European Central Bank (“ECB”) rates remained unchanged throughout the first quarter and ECB president, Jean Claude Trichet, continued his hawkish stance giving no indication the ECB would detour from its tight monetary policy. Inflation in the Eurozone ran a bit high and closed the quarter at 3.50%. However, consumer and business confidence was stable. The Bank of England (“BOE”) seemed to be in an easing mode during the first three months of the year as UK economic data, housing in particular, were on the weak side. Also, UK GDP was only 0.6% for the fourth quarter 2007 and the first quarter data does not appear to have improved. The People’s Bank of the Republic of China maintained a tight monetary policy in an effort to curb inflation and comments from the Bank indicate they might press tighter in the coming months as the inflation threat thickens. In addition, eyes are on the Tibet crisis and its impact on the upcoming summer Olympic Games. The Bank of Canada lowered its benchmark rate by 50 basis points on March 4 and Canadian GDP growth is minimal. The Bank of Japan remained on hold throughout the quarter. The Tankan report indicated decreased confidence as the manufacturing sector and the quarterly index fell.

Currencies: The US Dollar remained under pressure for most of March, extending the patterns of January and February. During the quarter, the US Dollar Index realized the weakest monthly close since its 1973 inception. Trading patterns in March were somewhat more two-sided than the straight down tone of January and February but the dollar was consistently unable to maintain consolidation rallies. The dollar continues to suffer from diversification efforts by foreign central banks such as China, Russia and some petro nations.

The euro continued its steep strengthening on the greenback through the first three months of 2008. The euro traded over an historical high-point prior to ending the quarter. The British pound concluded March little changed from February and January and ended the period slightly lower than year-end 2007. UK housing prices declined for five consecutive months as the subprime/credit concerns still hounded the British landscape. After closing out February at a three-year low, the dollar lost additional ground to the yen in March. The Japanese economy appears to be in better shape than the US as the yen continued its 2007 rally through to 2008. The Chinese yuan extended its gradual advance on the US dollar during the quarter. On a positive note for the greenback, the dollar strengthened on the Canadian dollar, Korean won and South African rand.

Energies: Record highs were set during the quarter as New York Mercantile Exchange crude futures traded over $110 in mid-March. Under March’s commodity deleveraging pressure, oil dropped and closed the quarter with a year-to-date gain over 6% within the Dow Jones AIG Index (“DJAIG”). A mid-March pipeline sabotage attempt in Iraq proved to be a limited disruption. Global demand, led primarily by China and India, remains the number one bullish factor for energy prices. Heating oil and natural gas performed handsomely in the first quarter, ending with gains of over 12% and 32%, respectively. Reformulated gasoline declined almost 3% during the three months as refining margins have been lean and, thus, production has lagged.

Agriculturals: Prior to the deleveraging commodity drawdown in late March, a weakening US dollar and supply side deficits drove agricultural prices to historical levels during the quarter. Corn began each month with prices on the upswing, which was followed at some point during the month with a temporary, profit taking sell-off. The fundamental reasons behind corn’s rally is the ethanol story, the growing potential of an eventual global food shortage and capital flows pouring into this “non-traditional” asset class. Wheat started the year off rather stable trading in the $9 to $10 per bushel (“pb”) range. As global fears of a wheat shortage hit the markets in February, prices launched to a record $25 pb but fell back to around $12 pb by the end of March, which capped off a positive quarter. Soybean prices encountered a similar trading pattern with a 28% increase by the end of February as increasing improvements in the quality of life in emerging nations drove the bean consumption pattern. As the March deleveraging took shape and rattled the markets, bean prices dropped 30%, ending the quarter with an overall loss.

Indices: It was a rocky quarter for the global equity markets. Cash flowed heavily from stocks to alternative assets in the wake of financial liquidity concerns and a weakening economic landscape. US stocks ended the quarter with their worst performance in six years. After a rally during the last week of the period, the Dow Jones Industrial Index finished down approximately 7.6% for the quarter, with financial stocks among the worst performers. The NASDAQ and S&P 500 dove 14% and 9.4% for the quarter, respectively. The US indices were presented with challenges related to the US financial mess along with the prolonged housing malaise.

Equities in Europe experienced their worst quarter in six years as well. Similar to the US, a shift to alternative assets and the surrounding credit and liquidity disaster drove the negative performance. In contrast, Europe could count on the strength in the euro and sterling as compared to the weak dollar. The broad based Dow Jones STOXX 600® index was down overall for the quarter. Financials, telecoms and tech represented the weakest sectors. The German DAX closed the quarter down nearly 19%. The French CAC 40 ended the quarter with losses over 16%. London’s FTSE had the benefit of a more accommodative BOE but still lost more than 11.5% during the quarter.

Once again, Asia was a hotbed of volatility as the major indices incurred double-digit declines. Akin to the US and Europe, financial and credit issues were key negative factors. Japan was impacted by negative economic data and, unlike the US, Japan concluded the period on a defensive note. The Nikkei lost 2.3% in the final session, finishing down over 18% for the quarter. In Hong Kong, the Hang Seng Index exhibited extreme volatility and ended the quarter with an almost 19% loss. In Australia, the All Ordinaries Index benefited from high commodity prices but not from the Reserve Bank’s very tight monetary policy and ended the quarter down roughly 15.7%

Metals: March was a bumpy month for gold. The metal reached an all-time high of approximately $1,034 on March 17. Also, commodities as an asset group experienced deleveraging, the result being a slide in gold prices. The quarter closed at over $921, resulting in a loss of approximately 6% for March, lowering the quarterly gain to plus

8.5%. Silver followed its parasitic role and followed gold through a very volatile trading pattern and finished with strong quarterly performance over 15%. The slowing demand for jewelry had less of an impact on silver than on gold. Platinum had a positive month but prices were rocky as Asian demand for jewelry cooled and power and labor problems in South Africa remained a concern. Palladium followed suit and had a positive quarter.

Prices increased across the board for base metals during the first quarter despite being affected by the deleveraging process in March. Copper gained a hefty 25.7% as demand outside the US remained strong. Power problems in South Africa and China lent support to aluminum. Increasing stainless steel production and demand resulted in an approximate 9.4% gain for nickel within the DJAIG. Mounting battery related demand and a narrowing production deficit resulted in a profitable quarter for lead. Tin and zinc witnessed profitable quarters as well.

Softs and Livestock: During the quarter, sugar prices exhibited extreme volatility, falling over 20% in March after a stellar February, bringing their quarterly gain to over 4% within the DJAIG. Higher production forecasts and inventory levels and the commodity pull-back were factors that promoted the 20% drop in March. Coffee lost over 8% within the DJAIG for the quarter and was the index’s worst performance component for March. Cocoa hit a 28-year high during the period and finished the quarter with positive overall performance. Citrus prices fell about 24% on indications of increased production as inventories topped two-year levels.

Live cattle extended its 2007 slide into the first quarter as performance finished down over 13.4%. Some blame the economic slump and oversupply for bad performance. After plummeting a hefty 11.6% in March, live hogs hold the dubious honor of being the weakest component within the DJAIG during the first quarter, closing down over 18.5%. On a positive note, demand in Asia remained strong.

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

Sector Performance

Due to the nature of Registrant’s trading activities, a period-to-period comparison of its trading results is not meaningful. However, a discussion of Registrant’s trading results for the major sectors in which Registrant traded for First Quarter 2008 and First Quarter 2007 are presented below.

First Quarter 2008

Currencies: (+) This sector experienced the majority of its losses in the Turkish lira, Israeli sheckel, Australian dollar, New Zealand dollar, and Singapore dollar. The majority of the gains were made in the Korean won, the euro, the Hungarian forint, Canadian dollar and US dollar.

Energies: (+) This sector experienced gains in crude oil, heating oil, natural gas, gas oil and brent crude.

Grains: (+) This sector experienced losses in soybeans and soybean meal. Gains were experienced in wheat, cotton and corn.

Indices: (+) This sector experienced a majority of its gains in the DJ Stoxx 50, the Nikkei, the Hang Seng and the CAC 40. The majority of losses were experienced in the IBEX, Russell 2000 and the Dow Jones Industrial Average.

Interest Rates: (-) This sector experienced a majority of its losses in the German Bund, the German 2-year Bonds, Short Sterling and the Euribor. The majority of gains were experienced in U.S. Treasury Notes and Japanese Government Bonds.

Meats: (+) This sector experienced gains in live cattle.

Metals: (-) This sector experienced losses in aluminum, gold and copper. Gains were made in silver.

Softs: (-) This sector experienced losses in coffee, cocoa and sugar.

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

Results of Operations

The net asset value (“Net Asset Value”) per Interest as of March 28, 2008 was $197.20, an increase of 10.51% from the December 31, 2007 Net Asset Value per Interest of $178.44. The Net Asset Value per Interest as of March 30, 2007 was $146.11, a decrease of 10.76% from the December 31, 2006 Net Asset Value per Interest of $163.72. Past performance is not necessarily indicative of future results.

Registrant’s trading gains (losses) before commissions and related fees during First Quarter 2008 and First Quarter 2007 were approximately $2,292,000 and ($2,231,000), respectively.

Registrant’s average net asset level decreased during the First Quarter 2008 in comparison to the First Quarter 2007 primarily due to the effect of redemptions. Registrant’s average net asset level decreased during the First Quarter 2007 in comparison to the First Quarter 2006 primarily due to the effect of redemptions and negative trading performance.

Interest income is earned on the average daily equity maintained with the clearing broker at competitive interest rates and, therefore, varies weekly according to interest rates, trading performance and redemptions. Interest income decreased by approximately $179,000 during the First Quarter 2008 as compared to First Quarter 2007 primarily due to declining interest rates and reduced average net asset levels, which were primarily the result of redemptions. Interest income decreased by approximately $49,000 during First Quarter 2007 as compared to First Quarter 2006 primarily due to the impact of reduced average net asset levels discussed above. Higher interest rates during the First Quarter 2007 as compared to First Quarter 2006 did not fully offset the impact of the average redemptions.

Commissions are calculated on Registrant’s Net Asset Value at the end of each week and therefore, vary according to weekly trading performance and redemptions. Other transaction fees consist of National Futures Association, exchange and clearing fees as well as floor brokerage costs and give-up charges, which are based on the number of trades the Trading Advisor executes, as well as which exchange, clearing firm or bank on, or through, which the contract is traded. Commissions and other transaction fees decreased by approximately $42,000 in First Quarter 2008 as compared to First Quarter 2007 primarily due to reduced average net asset levels discussed above. Commissions and other transaction fees decreased by approximately $168,000 in First Quarter 2007 as compared to First Quarter 2006 due primarily to reduced average net asset levels discussed above.

Management fees are calculated on the Registrant’s net asset value at the end of each week, and therefore, are affected by weekly trading performance and redemptions. Management fees decreased by approximately $15,000 during the First Quarter 2008 as compared to First Quarter 2007 primarily due to reduced average net asset levels discussed above. Management fees decreased by approximately $37,000 in First Quarter 2007 as compared to First Quarter 2006 due primarily to reduced average net asset levels discussed above.

Incentive fees are based on the “New High Net Trading Profits” (as defined in the Advisory Agreement) generated by the Trading Advisor, are accrued weekly and are ultimately determined as of the close of business on the last Friday of each calendar quarter. No incentive fees were earned in the First Quarter 2008 and First Quarter 2007.

General and administrative expenses were approximately $60,000 and $35,000 in First Quarter 2008 and First Quarter 2007 respectively. These expenses include accounting, audit, tax, and legal fees, as well as printing and postage costs related to reports sent to limited owners and are before reimbursement of costs incurred by the Managing Owner on behalf of Registrant. To the extent that general and administrative expenses exceed 1.5% of Registrant’s Average Net Asset Value during the year (with a maximum of 0.5% attributable to other than legal, audit and tax expenses), such amounts are borne by the Managing Owner and its affiliates. No such expenses exceeded these limits during the First Quarter 2008 and First Quarter 2007.

Inflation

Inflation has had no material impact on the operations or on the financial condition of Registrant from inception through March 28, 2008.

Off-Balance Sheet Arrangements and Contractual Obligations

As of March 28, 2008, Registrant had not utilized special purpose entities to facilitate off-balance sheet financing arrangements and has no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers, such as our accountants, undertake in performing services which are in the best interests of Registrant. While Registrant’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on Registrant’s financial position.

Registrant’s contractual obligations are with the Managing Owner, Trading Advisor and the Registrant’s commodity broker. Management fees payable by Registrant to the Trading Advisor and the Managing Owner are calculated as a fixed percentage of Registrant’s Net Asset Value. Incentive fees payable by the Registrant to the Trading Advisor are at a fixed rate, calculated as a percentage of the Registrant’s “New High Net Trading Profits”. As such, the Managing Owner cannot anticipate the amounts to be paid for future periods as Net Asset Values and “New High Net Trading Profits” are not known until a future date. Commissions payable to the Registrant’s commodity broker are based on a cost per executed trade and, as such, the Managing Owner cannot anticipate the amount that will be required under the brokerage agreement, as the level of executed trades are not known until a future date. These agreements are effective for one-year terms, renewable automatically for additional one-year terms unless terminated. Additionally, these agreements may be terminated by either party thereto for various reasons. For a further discussion of Registrant’s contractual obligations, see Notes 1 and 3 to Registrant’s financial statements for the year ended December 31, 2007, which is filed as an exhibit to Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2007.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Information regarding quantitative and qualitative disclosures about market risk is not required pursuant to Item 305(e) of Regulation S-K.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Registrant’s “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to ensure that information required to be disclosed by Registrant in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to Registrant’s management, including the Managing Owner’s Co-Chief Executive Officers and Director of Fund Administration (who, in these capacities, function as the Co-Chief Executive Officers and Principal Financial/Accounting Officer, respectively, of Registrant), as appropriate to allow for timely decisions regarding required disclosure.

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

The Managing Owner’s management, under the supervision and with the participation of certain officers of the Managing Owner (including the Managing Owner’s Co-Chief Executive Officers and Director of Fund Administration), has evaluated the effectiveness of Registrant’s disclosure controls and procedures as of the end of the period covered by this report. Based upon such evaluation, the Managing Owner’s Co-Chief Executive Officers and Director of Fund Administration have concluded that, as of the end of such period, Registrant’s disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in Registrant’s internal controls over financial reporting (as defined in Rules 13a – 15(f) and 15d – 15(f) under the Exchange Act) during the first quarter of 2008 that have materially affected, or are reasonably likely to materially affect, Registrant’s internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

There are no legal proceedings pending by or against Registrant or the Managing Owner, or to which Registrant or Managing Owner was a party during the period covered by this Report.

Item 1.A.	Risk Factors

There have been no changes from risk factors as previously disclosed in Registrant’s Form 10-K for the fiscal year ended December 31, 2007.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

WORLD MONITOR TRUST II – SERIES E

By:	Preferred Investment Solutions Corp., its managing owner

	By:	/s/ Kenneth A. Shewer	Date: May 12, 2008
	Name:	Kenneth A. Shewer
	Title:	Co-Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ David K. Spohr	Date: May 12, 2008
	Name:	David K. Spohr
	Title:	Senior Vice President and Director of Fund Administration
(Principal Financial/Accounting Officer)