Form 10-Q
period 2008-06-27
WORLD MONITOR TRUST II SERIES E
filed 2008-08-07
CIK 1090701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: June 27, 2008

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

JUNE 27, 2008

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK;

FINANCIAL STATEMENTS TO FOLLOW]

WORLD MONITOR TRUST II – SERIES E

FINANCIAL STATEMENTS

June 27, 2008

WORLD MONITOR TRUST II – SERIES E

CONDENSED STATEMENTS OF FINANCIAL CONDITION

June 27, 2008 (Unaudited) and December 31, 2007

	June 27, 2008	December 31, 2007
ASSETS
Cash and cash equivalents	$19,753,527	$19,199,188
Interest receivable	19,353	0
Receivable from Managing Owner	13,159	0
Net unrealized gain on open futures contracts	253,781	47,346
Net unrealized gain on open forward contacts	218,546	0

Total assets	$20,258,366	$19,246,534

LIABILITIES
Net unrealized loss on open forward contracts	$0	$62,555
Commissions and other transaction fees payable	92,303	98,009
Accrued expenses payable	53,511	39,456
Management fees payable	30,727	32,626
Redemptions payable	59,072	47,403

Total liabilities	235,613	280,049

TRUST CAPITAL (Net Asset Value)
Limited Interests (94,954.155 and 105,211.769 interests outstanding) at June 27, 2008 and December 31, 2007, respectively	19,820,900	18,774,125
Managing Owner Interests (967 and 1,078 interests outstanding) at June 27, 2008 and December 31, 2007, respectively	201,853	192,360

Total trust capital (Net Asset Value)	20,022,753	18,966,485

Total liabilities and trust capital	$20,258,366	$19,246,534

Net Asset Value per Limited and Managing Owner Interest

June 27, 2008	December 31, 2007
$208.74	$178.44

See accompanying notes.

WORLD MONITOR TRUST II – SERIES E

CONDENSED SCHEDULES OF INVESTMENTS

June 27, 2008 (Unaudited) and December 31, 2007

	June 27, 2008		December 31, 2007
Futures and Forward Contracts	Net Unrealized Gain (Loss) as a % of Trust Capital	Net Unrealized Gain (Loss)	Net Unrealized Gain (Loss) as a % of Trust Capital	Net Unrealized Gain (Loss)
Futures contracts purchased:
Commodities	1.40%	$281,392	0.22%	$41,458
Interest rates	0.04%	7,110	(0.09)%	(15,893)
Stock indices	0.00%	0	0.00%	(280)

Net unrealized gain on futures contracts purchased	1.44%	288,502	0.13%	25,285

Futures contracts sold:
Commodities	(0.19)%	(37,668)	0.08%	14,257
Currencies	0.01%	1,195	0.00%	0
Interest rates	(0.16)%	(32,796)	0.00%	(464)
Stock indices	0.17%	34,548	0.04%	8,268

Net unrealized gain (loss) on futures contracts sold	(0.17)%	(34,721)	0.12%	22,061

Net unrealized gain on open futures contracts	1.27%	$253,781	0.25%	$47,346

Forward currency contracts purchased:
Net unrealized gain (loss) on forward contracts purchased	0.62%	$125,028	(1.65)%	$(312,013)

Forward currency contracts sold:
Net unrealized gain on forward contracts sold	0.47%	93,518	1.32%	249,458

Net unrealized gain (loss) on open forward contracts	1.09%	$218,546	(0.33)%	$(62,555)

See accompanying notes.

WORLD MONITOR TRUST II – SERIES E

CONDENSED STATEMENTS OF OPERATIONS

For the Periods March 29, 2008 to June 27, 2008 and March 31, 2007 to June 29, 2007 and

For the Periods January 1, 2008 to June 27, 2008 and January 1, 2007 to June 29, 2007

(Unaudited)

	For the Period March 29, 2008 to June 27, 2008	For the Period March 31, 2007 to June 29, 2007	For the Period January 1, 2008 to June 27, 2008	For the Period January 1, 2007 to June 29, 2007
REVENUES
Realized	$1,027,688	$4,349,403	$3,338,559	$2,837,989
Change in unrealized	506,868	542,709	487,536	(176,874)
Interest income	61,815	249,902	157,176	524,098

Total revenues	1,596,371	5,142,014	3,983,271	3,185,213

EXPENSES
Brokerage commissions and other transaction fees	333,465	390,603	653,623	753,090
Management fees	98,711	107,390	191,531	214,978
General and administrative	54,555	34,656	114,558	69,553

Total expenses	486,731	532,649	959,712	1,037,621
General and administrative borne by the Managing Owner and affiliates	(13,159)	0	(13,159)	0

Net expenses	473,572	532,649	946,553	1,037,621

NET INCOME	$1,122,799	$4,609,365	$3,036,718	$2,147,592

NET INCOME PER WEIGHTED AVERAGE LIMITED AND MANAGING OWNER INTEREST
Net income per weighted average Limited and Managing Owner Interest	$11.58	$35.62	$30.51	$15.89

Weighted average number of Limited and Managing Owner Interests outstanding	96,936	129,394	99,518	135,155

See accompanying notes.

WORLD MONITOR TRUST II – SERIES E

CONDENSED STATEMENTS OF CHANGES IN TRUST CAPITAL

For the Period January 1, 2008 to June 27, 2008 and

For the Period January 1, 2007 to June 29, 2007

(Unaudited)

	Interests	Limited Interests	Managing Owner Interests	Total
For the period January 1, 2008 to June 27, 2008
Trust capital at December 31, 2007	106,289.769	$18,774,125	$192,360	$18,966,485
Redemptions	(10,368.614)	(1,958,424)	(22,026)	(1,980,450)
Net income for the period January 1, 2008 to June 27, 2008		3,005,199	31,519	3,036,718

Trust capital at June 27, 2008	95,921.155	$19,820,900	$201,853	$20,022,753

For the period January 1, 2007 to June 29, 2007
Trust capital at December 31, 2006	145,209.262	$23,538,201	$235,264	$23,773,465
Redemptions	(24,032.847)	(3,892,594)	(10,117)	(3,902,711)
Net income for the period January 1, 2007 to June 29, 2007		2,123,803	23,789	2,147,592

Trust capital at June 29, 2007	121,176.415	$21,769,410	$248,936	$22,018,346

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

The statement of financial condition, including the condensed schedule of investments, as of June 27, 2008, the statements of operations for the periods March 29, 2008 to June 27, 2008 (“Second Quarter 2008”), March 31, 2007 to June 29, 2007 (“Second Quarter 2007”), January 1, 2008 to June 27, 2008 (“Year-To-Date 2008”) and January 1, 2007 to June 29, 2007 (“Year-To-Date 2007”), and the statements of changes in trust capital for Year-To-Date 2008 and Year-To-Date 2007 are unaudited. In the opinion of Preferred Investment Solutions Corp., (“Preferred” or the “Managing Owner”), the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of Series E as of June 27, 2008 and the results of its operations for the Second Quarter 2008, Second Quarter 2007, Year-To-Date 2008 and Year-To-Date 2007. The operating results for these interim periods may not be indicative of the results expected for a full year.

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

The Trust adopted SFAS 157 in the first quarter of 2008. The adoption of SFAS 157 had no impact to certain assets and liabilities required to be carried at fair value (investments) in these financial statements. Of its unrealized gains at June 27, 2008, approximately $253,781 or 53.73% of Series E’s investment is classified as Level 1 and $218,546 or 46.27% as Level 2. Of its unrealized gains (losses) at December 31, 2007, approximately $47,346 or 311.30% of Series E’s investment is classified as Level 1 and $(62,555) or (411.30)% as Level 2. There are no Level 3 investments on June 27, 2008 or December 31, 2007 using the fair value hierarchy of SFAS 157.

The following table summarizes the assets and liabilities measured at fair value using the fair value hierarchy of SFAS 157:

June 27, 2008	Level 1	Level 2	Level 3	Total
Assets:
Net unrealized gain on open futures contracts	$253,781	$0	$0	$253,781
Net unrealized gain on open forward contracts	$0	$218,546	$0	$218,546

December 31, 2007	Level 1	Level 2	Level 3	Total
Assets:
Net unrealized gain on open futures contracts	$47,346	$0	$0	$47,346

Liabilities:
Net unrealized loss on open forward contracts	$0	$(62,555)	$0	$(62,555)

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, including an amendment of SFAS 115, or SFAS 159. This statement provides companies with an option to report selected financial assets and liabilities at fair value. This statement is effective for fiscal years beginning after November 15, 2007 with early adoption permitted.

The Trust adopted SFAS 159 during the first quarter of 2008 and it did not have a material effect on Series E’s financial statements as Series E did not elect the fair value option for any of its eligible financial assets and liabilities.

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

Series E reimburses the Managing Owner or its affiliates for services they performed for Series E, which include, but are not limited to: brokerage services; accounting and financial management; registrar, transfer and assignment functions; investor communications; printing and other administrative services. However, to the extent that general and administrative expenses exceed 1.5% of Series E’s net asset value during the year (with a maximum of 0.5% attributable to other than legal, audit and tax expenses) such amounts are borne by the Managing Owner and its affiliates. General and administrative expenses of $13,159 exceeded such limitations during the Second Quarter 2008 and Year-To-Date 2008. General and administrative expenses did not exceed such limitations during the Second Quarter 2007 and Year-To-Date 2007. Because general and administrative expenses exceeded such limitations in Second Quarter 2008 and Year-To-Date 2008, a portion of the expenses related to services provided by the Managing Owner for Series E during the Second Quarter 2008 and Year-To-Date 2008 were borne by the Managing Owner and its affiliates.

The expenses incurred by Series E for services performed by the Managing Owner and its affiliates for Series E were:

	Second Quarter		Year-To-Date
	2008	2007	2008	2007
Commissions	$296,522	$322,583	$575,363	$645,751
General and administrative	10,328	8,833	23,808	17,486

	306,850	331,416	599,171	663,237
General and administrative expenses borne by the Managing Owner and its affiliates	(13,159)	0	(13,159)	0

	$293,691	$331,416	$586,012	$663,237

Expenses payable to the Managing Owner and its affiliates (which are included in Commissions and other transaction fees payable and Accrued expenses payable) as of June 27, 2008 and December 31, 2007 were $102,631 and $111,429, respectively.

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

Series E’s futures commission merchant, in accepting orders for the purchase or sale of domestic futures contracts, is required by Commodity Futures Trading Commission (“CFTC”) regulations to separately account for and segregate as belonging to Series E all assets of Series E relating to domestic futures trading and is not allowed to commingle such assets with its other assets. At June 27, 2008 and December 31, 2007, such segregated assets totaled $13,165,063 and $13,599,526, respectively. Part 30.7 of the CFTC regulations also requires Series E’s futures commission merchant to secure assets of Series E related to foreign futures trading which totaled $159,823 and $(16,544), at June 27, 2008 and December 31, 2007, respectively. There are no segregation requirements for assets related to forward trading.

As of June 27, 2008, Series E’s open futures and forward contracts mature within eighteen months.

WORLD MONITOR TRUST II – SERIES E

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 7.	FINANCIAL HIGHLIGHTS

The following information presents per Interest operating performance data and other supplemental financial data for the Second Quarter 2008, Second Quarter 2007, Year-To-Date 2008 and Year-To-Date 2007. This information has been derived from information presented in the financial statements.

	Second Quarter		Year-To-Date
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Per Interest Performance
(for an Interest outstanding throughout the entire period)
Net asset value per Interest at beginning of period	$197.20	$146.11	$178.44	$163.72

Net realized gain and change in net unrealized gain on commodity transactions(1)	15.79	37.78	38.23	21.78
Interest income(1)	0.64	1.93	1.58	3.88
Expenses(1)	(4.89)	(4.12)	(9.51)	(7.68)

Net increase for the period	11.54	35.59	30.30	17.98

Net asset value per Interest at end of period	$208.74	$181.70	$208.74	$181.70

Total Return(3)
Total return before incentive fees	5.85%	24.36%	16.98%	10.98%
Incentive fees	0.00%	0.00%	0.00%	0.00%

Total return after incentive fees	5.85%	24.36%	16.98%	10.98%

Supplemental Data
Ratios to average net asset value
Net investment loss before incentive fees(2), (4)	(8.33)%	(5.33)%	(8.11)%	(4.73)%
Incentive fees(3)	0.00%	0.00%	0.00%	0.00%

Net investment loss after incentive fees	(8.33)%	(5.33)%	(8.11)%	(4.73)%

Interest income(4)	1.25%	4.71%	1.61%	4.82%

Incentive fees(3)	0.00%	0.00%	0.00%	0.00%
Other expenses(4)	9.58%	10.04%	9.72%	9.55%

Total expenses	9.58%	10.04%	9.72%	9.55%

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

This report on Form 10-Q (the “Report”) for the quarter ending June 27, 2008 (“Second Quarter 2008”) includes forward-looking statements that reflect the current expectations of Preferred Investment Solutions Corp. (“Managing Owner” or “Preferred”), the managing owner of World Monitor Trust II – Series E (“Registrant”), about the future results, performance, prospects and opportunities of Registrant. The Managing Owner has tried to identify these forward-looking statements by using words such as “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “should,” “estimate” or the negative of those terms or similar expressions. These forward-looking statements are based on information currently available to the Managing Owner and are subject to a number of risks, uncertainties and other factors, both known, such as those described in this Report, and unknown, that could cause Registrant’s actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements.

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

The Trading Advisor

Registrant has entered into an advisory agreement (the “Advisory Agreement”) with Graham Capital Management, L.P. (the “Trading Advisor” or “Graham”) to make the trading decisions for Registrant. Graham trades 100% of Registrant’s assets pursuant to Graham’s Global Diversified Program. The Advisory Agreement may be terminated for various reasons, including at the discretion of Registrant. Registrant accrues weekly and pays monthly a management fee equal to a weekly rate of approximately 0.038% (2% annually) of the assets allocated to the Trading Advisor. Registrant also pays the Trading Advisor an incentive fee of 22% of New High Net Trading Profits (as defined in the Advisory Agreement) generated by Registrant. Incentive fees will accrue weekly and be paid quarterly in arrears.

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

The Registrant adopted SFAS 157 in the first quarter of 2008. The adoption of SFAS 157 had no impact to the investments in the Registrant’s financial statements. Of its unrealized gains at June 27, 2008, approximately $253,781 or 53.73% of Registrant’s investments are classified as Level 1 and $218,546 or 46.27% as Level 2. Of its unrealized gains (losses) at December 31, 2007, approximately $47,346 or 311.30% of Registrant’s investments are classified as Level 1 and $(62,555) or (411.30)% as Level 2. There are no Level 3 investments on June 27, 2008 or December 31, 2007 using the fair value hierarchy of SFAS 157.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, including an amendment of SFAS 115. This statement provides companies with an option to report selected financial assets and liabilities at fair value. This statement is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. The Registrant adopted SFAS 159 during the first quarter of 2008, and it did not have a material effect on the Registrant’s financial statements, as the Registrant did not elect the fair value option for any eligible financial assets or liabilities.

Liquidity and Capital Resources

Registrant commenced operations on April 6, 2000. Additional contributions raised through the continuous offering of limited interests (“Limited Interests”) and general interests (“General Interests” and, together with the Limited Interests, “Interests”) of beneficial ownership in Registrant were offered until it substantially achieved its subscription maximum of $50,000,000 Limited Interests in June 2003.

For Second Quarter 2008, the period January 1, 2008 to June 27, 2008 (“Year-To-Date 2008”), the period March 31, 2007 to June 29, 2007 (“Second Quarter 2007”), and the period January 1, 2007 to June 29, 2007 (“Year-To-Date 2007”) there were no subscriptions of Limited Interests or General Interests.

Interests in Registrant may be redeemed on a weekly basis. Redemptions of Limited Interests for Second Quarter 2008 and Year-To-Date 2008 were $490,474 and $1,958,424, respectively. Redemptions of Limited Interests for Second Quarter 2007 and Year-To-Date 2007 were $2,542,790 and $3,892,594, respectively.

Redemptions of General Interests for Second Quarter 2008 and Year-To-Date 2008 were $5,010 and $22,026, respectively. Redemptions of General Interests for Second Quarter 2007 and Year-To-Date 2007 were $4,564 and $10,117, respectively. Future redemptions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

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

A significant portion of Registrant’s net assets are held in cash, which is used as margin for trading in commodities. In as much as the sole business of Registrant is to trade in commodities, Registrant continues to own such liquid assets to be used as margin. The clearing broker and bank credit Registrant with interest income on 100% of its average daily equity maintained in its accounts with the clearing broker and bank during each month at competitive interest rates.

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

Market Overview

Following is a market overview for Second Quarter 2008, Second Quarter 2007 and Second Quarter 2006:

Second Quarter 2008

While the US may not be in the “official” definition of recession, the tone of the economy was clearly recessionary like in the second quarter 2008, to an even greater degree than in the first quarter. Liquidity problems persisted and concern surrounding the viability of a number of financial institutions pervaded the atmosphere even after the Federal Reserve (“Fed”) bailout of Bear Stearns & Co. Inc in mid March. Inflation jitters appeared to increase throughout the quarter as crude oil surged over $140 per barrel (“pb”) and food costs increased significantly.

The spread between 10-year treasury notes and inflation-indexed securities, which measures the expected rate of inflation, steadily increased to over 2.5% at the end of June from roughly 2.3% in March. On a slightly positive note, the overall condition and liquidity within the credit markets appeared to improve at least marginally. The Federal Open Market Committee (“FMOC”) appeared to end its rate cut cycle at its June meeting. However, at this point the FMOC does not appear ready to initiate imminent rate increases as reflected in the statement from the June meeting, where the Fed displayed a clear concern for inflationary pressures but at the same time warned of a weakening economy and existing threats to global liquidity. Treasury yields moved steadily higher for much of the quarter before falling back slightly during the final half of June.

The employment picture worsened dramatically as the quarter developed, including an approximate 62,000 decline in June non-farm payroll as the unemployment rate rose to 5.5% versus 5.1% from the first quarter. In addition, weekly unemployment claims surged at the end of June. As for housing, it remains in a highly depressed state with no indication of a bottom in 2008. Manufacturing was mostly challenged with regional data from the New York, Chicago and Philly Fed showing weakness throughout the quarter. On the inflation front, both the Consumer Price Index and Producer Price Index rose during the quarter. The core measures of these indices were slightly more controlled but the energy component stoked inflationary fears. The first quarter Gross Domestic Product was revised up to 1.0% from 0.9% and the second quarter appeared to be tracking between 0.5% and 1.2% at the close of the period.

Currencies: The US dollar remained under pressure during much of June but towards the close of the quarter the dollar displayed some modest strength as both the Treasury and the Fed aggressively nudged a strong dollar policy. There were hints of intervention but none has been forthcoming. Overall for the quarter the euro was still up, closing the quarter over $1.58. The British pound rose to $1.99 as both the euro and pound appear to have put in tops. The Bank of Japan seems to be in a steady holding pattern. The People’s Bank of China extended its long running tight monetary policy and the dollar saw further gains to the yuan in June, extending its streak to twelve consecutive quarters of gains to the yuan. The Canadian dollar rose slightly in the second quarter while the Australian dollar was near a twenty-five year high. Meanwhile, the New Zealand dollar was down for the quarter, taking it to a slight year to date loss.

Energies: It was yet another record quarter for the energy sector. Front month crude hit a record high trading level on June 30 over $143 pb and ended the quarter up over 37%. The de-leveraging pressure noted in the first quarter was noticeably absent in the second quarter, while geopolitical concerns surrounding Nigeria, Israel/Iran and Venezuela persisted. However, supply/demand fundamentals held strong and Congress has not yet engaged in any meaningful legislation to curb speculation. China lifted some subsidies on petroleum in an effort to curb consumption. Reformulated gasoline rose despite clear evidence of at least modest demand destruction in the US. Gasoline futures have risen over 30% for the year to date within the Dow Jones AIG Index. Heating oil advanced to end the period and has surged over 50% year to date. Refining margins remain lean, lessening incentive to produce. The price of domestic natural gas surged from the first quarter and has rallied over 70% for the year. The Department of Energy’s natural gas supplies are down from last year and are below the five year average.

Agriculturals: Through the April and May planting period, the corn market traded within a modest range. Excessive precipitation across the central corn and bean belt resulted in planting delays, which in turn allowed prices to rally to a new, all time record high. For the entire second quarter, soybean prices moved higher in opposition to the Chicago Board of Trade Open Interest report. Prices closed the quarter approximately 50% higher while open interest fell. Global soybean demand remains practically insatiable, especially from the Peoples Republic of China. Wheat prices continued to return rocketing gains, a result of rampant corn prices and questionable crop prospects. In addition, the break in the record-setting Australian drought is as responsible as any single event in easing the global concerns of a feed grain shortage. Cotton prices gyrated wildly throughout the second quarter, while moving in a generally lower direction.

Indices: It was a difficult quarter for equities across the globe and the US was certainly no exception as it extended first quarter losses. Many of the same factors that weighed on sentiment in the first quarter were operative again in the second quarter. Financials were particularly weak as credit/liquidity concerns pervaded the atmosphere. Surging petroleum prices were an almost daily drag. The technology sector outperformed most other sectors and airlines and other energy sensitive area were challenged. This resulted in a second quarter loss of over 7% for the Dow Jones Industrial Index, taking the losses to over 14% year to date. The S&P 500 fell approximately 3% during the quarter as is down over 13% for the year. The NASDAQ fell just under 1% during the three months.

European equities had their worst quarterly performance in six years during the first quarter and the second quarter was another debacle. A hawkish European Central Bank (“ECB”) and mostly lackluster economic data from Germany, France, Italy and the UK kept prices on the defensive. In addition, the credit crunch and liquidity concerns were even more apparent during the second quarter with little sign of improvement. The German DAX lost over 2% to end the quarter following a 19% slide from the first quarter. The French CAC fell more than 6% after losing nearly 16% in the first quarter. London’s FTSE continued to struggle in the second quarter and posted an approximate 2% loss following the over 11% loss from the first quarter. Weakness in financials was particularly negative for the UK market. The Bank of England was not nearly as hawkish as the ECB and many market participants are looking for a rate cut later in the year.

Volatility continued to dominate the Asian equity markets during the period. Lackluster economic data within Japan and Asia in general weighed on sentiment and the weakness in US markets also served as a drag. In Hong Kong, the Hang Seng Index fell over 3% and in South Korea the Kospi Index slumped over 6%, with particular weakness in the end of the quarter. The New Zealand All Ordinaries Index experienced losses of almost 12% for quarter.

Metals: Geopolitical factors, concerns surrounding the global financial system, inflation fears and plunging global equities enticed demand for gold and metals in general. Gold saw a mixed picture during April and May but rebounded to gain approximately 4% in June, resulting in a slight overall gain for the quarter. As usual, silver followed suit on its parasitic role and ended the quarter with overall positive performance. Platinum prices increased as well and closed the quarter with a year-to-date gain above 35%.

With growing evidence of global economic malaise, base metals turned in mixed performance for the quarter. Global exchange warehouse inventories remain low for copper but the metal ended with positive quarterly performance. Aluminum finished June with strong performance for the quarter; however, zinc, nickel, lead and tin had overall negative performance for the period.

Softs and Livestock: Sugar advanced during the quarter with better than a 16% overall gain in June. Soaring input costs and years of low prices have led to lower production and some analysts are forecasting even lower production in 2009. The weak dollar was supportive of sugar, as well as other softs, throughout most of the quarter. Cocoa prices roared, closing up over 35%. Poor quality crops in much of West Africa, including the Ivory Coast, have helped support the rally. In addition, political tensions growing once again in the Ivory Coast, which produces about 40% of the world’s cocoa, are threatening to thwart production. Coffee posted solid gains during the quarter as well.

After lagging badly in the first quarter, live cattle prices joined the commodity train with an approximate 15% surge in the second quarter. Improved demand, shrinking supplies and high corn prices, which curbed herd size, were all attributable to the overall positive performance. Live hog prices capped the quarter with improved prices but are still down over 16% year to date within the Dow Jones AIG Index.

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

Energies: After trading between $60 and $65 for much of the second quarter, crude broke out to the upside in June, topping $70 for the first time in nine months. Concerns surrounding product availability, refinery utilization, geopolitical factors including Venezuelan nationalization, Nigerian unrest, Iran’s nuclear program and Hamas aggression, along with a terror threat in the UK, all served to push prices higher. In addition, refinery utilization at the end of June stood well under the seasonal norm.

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

Sector Performance

Due to the nature of Registrant’s trading activities, a period-to-period comparison of its trading results is not meaningful. However, a discussion of Registrant’s trading results for the major sectors in which Registrant traded for Second Quarter 2008, Second Quarter 2007 and Second Quarter 2006 are presented below.

Second Quarter 2008

Currencies: (+) This sector experienced the majority of its gains in the Turkish lira, Hungarian forint, Indian rupee, Mexican peso and South African rand. The majority of losses were experienced in the Israeli sheckel, Canadian dollar, US dollar, Czech koruna and British pound.

Energies: (+) This sector experienced gains in brent crude, crude oil, gas oil, heating oil and natural gas. No losses were incurred in this sector.

Grains: (+) This sector experienced gains in corn, soybean meal and soybeans and experienced losses in cotton and wheat.

Indices: (-) This sector experienced the majority of its losses in the DAX, the Dow Jones Euro Stoxx 50, the CAC 40, the Nikkei and the Hang Seng. There were no overall gains made in this sector for the quarter.

Interest Rates: (-) This sector experienced a majority of its losses in Japanese Government Bonds, U.S. Treasury Notes, the Eurodollar and London Gilts. The majority of gains were experienced in Short Sterling, German Bobl and Euribor.

Meats: (-) This sector experienced losses in live cattle.

Metals: (-) This sector experienced losses in aluminum, gold and copper. Gains were made in zinc.

Softs: (+) This sector experienced gains in coffee and cocoa. Losses were experienced in sugar.

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

Results of Operations

The net asset value (“Net Asset Value”) per Interest as of June 27, 2008 was $208.74, an increase of 16.98% from the December 31, 2007 Net Asset Value per Interest of $178.44 and an increase of 5.85% from the March 28, 2008 Net Asset Value per Interest of $197.20. The Net Asset Value per Interest as of June 29, 2007 was $181.70, an increase of 10.98% from the December 31, 2006 Net Asset Value per Interest of $163.72 and an increase of 24.36% from the March 30, 2007 Net Asset Value per Interest of $146.11. Past performance is not necessarily indicative of future results.

Registrant’s trading gains before commissions and related fees during Second Quarter 2008 and Year-To-Date 2008 were approximately $1,535,000 and $3,826,000, respectively. Registrant’s trading gains before commissions and related fees during Second Quarter 2007 and Year-To-Date 2007 were approximately $4,892,000 and $2,661,000, respectively.

Registrant’s average net asset level decreased during Second Quarter 2008 and Year-To-Date 2008 in comparison to Second Quarter 2007 and Year-To-Date 2007 primarily due to due to the effect of redemptions, offset by net income. Registrant’s average net asset level decreased during Second Quarter 2007 and Year-To-Date 2007 in comparison to Second Quarter 2006 and Year-To-Date 2006 primarily due to the effect of redemptions, offset by net income.

Interest income is earned on the average daily equity maintained with the clearing broker and bank at competitive interest rates and, therefore, varies weekly according to interest rates, trading performance and redemptions. Interest income during Second Quarter 2008 and Year-To-Date 2008 was approximately $62,000 and $157,000, respectively, a decrease of approximately $188,000 and $367,000, respectively, as compared to Second Quarter 2007 and Year-To-Date 2007, primarily due to reduced average net asset levels as discussed above and declining interest rates. Interest income during Second Quarter 2007 and Year-To-Date 2007 was approximately $250,000 and $524,000, respectively, a decrease of approximately $103,000 and $151,000, respectively, as compared to Second Quarter 2006 and Year-To-Date 2006, primarily due to reduced average net asset levels discussed above.

Commissions are calculated on Registrant’s Net Asset Value at the end of each week and therefore, vary according to weekly trading performance and redemptions. Other transaction fees consist of National Futures Association fees, exchange and clearing fees as well as floor brokerage costs and give-up charges, which are based on the number of trades the Trading Advisor executes, as well as which exchange, clearing firm or bank on, or through, which the contract is traded. Commissions and other transaction fees during the Second Quarter 2008 and Year-To-Date 2008 were approximately $333,000 and $654,000, respectively, a decrease of approximately $58,000 and $99,000, respectively, as compared to Second Quarter 2007 and Year-To-Date 2007, primarily due to reduced average net asset levels discussed above. Commissions and other transaction fees during the Second Quarter 2007 and Year-To-Date 2007 were approximately $391,000 and $753,000, respectively, a decrease of approximately $120,000 and $289,000, respectively, as compared to Second Quarter 2006 and Year-To-Date 2006, primarily due to reduced average net asset levels discussed above.

Management fees are calculated on the Registrant’s net asset value at the end of each week, and therefore, are affected by weekly trading performance and redemptions. Management fees during Second Quarter 2008 and Year-To-Date 2008 were approximately $99,000 and $192,000, respectively, a decrease of approximately $8,000 and $23,000, respectively, as compared to Second Quarter 2007 and Year-To-Date 2007, primarily due to reduced average net asset levels discussed above. Management fees during Second Quarter 2007 and Year-To-Date 2007 were approximately $107,000 and $215,000, respectively, a decrease of approximately $37,000 and $74,000, respectively, as compared to Second Quarter 2006 and Year-To-Date 2006, primarily due to reduced average net asset levels discussed above.

Incentive fees are based on the “New High Net Trading Profits” (as defined in the Advisory Agreement) generated by the Trading Advisor, are accrued weekly and are ultimately determined as of the close of business on the last Friday of each calendar quarter. Through June 27, 2008, the Trading Advisor maintained a loss carryforward of approximately $(765,000) based on the Registrant’s performance. No incentive fees were earned during Second Quarter 2008, Year-To-Date 2008, Second Quarter 2007 and Year-To-Date 2007.

General and administrative expenses during Second Quarter 2008 and Year-To-Date 2008 were approximately $55,000 and $115,000, respectively. General and administrative expenses during Second Quarter 2007 and Year-To-Date 2007 were approximately $35,000 and $70,000, respectively. These expenses include accounting, audit, tax, and legal fees, as well as printing and postage costs related to reports sent to limited owners and are before reimbursement of costs incurred by the Managing Owner on behalf of Registrant. To the extent that general and administrative expenses exceed 1.5% of Registrant’s Average Net Asset Value during the year (with a maximum of 0.5% attributable to other than legal, audit and tax expenses), such amounts are borne by the Managing Owner and its affiliates. General and administrative expenses that exceeded such limitations were approximately $13,000 during the Second Quarter 2008 and Year-To-Date 2008. No such expenses exceeded these limits during the Second Quarter 2007 and Year-To-Date 2007.

Inflation

Inflation has had no material impact on the operations or on the financial condition of Registrant from inception through June 27, 2008.

Off-Balance Sheet Arrangements and Contractual Obligations

As of June 27, 2008, Registrant had not utilized special purpose entities to facilitate off-balance sheet financing arrangements and has no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers, such as our accountants, undertake in performing services which are in the best interests of Registrant. While Registrant’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on Registrant’s financial position.

Registrant’s contractual obligations are with the Managing Owner, Trading Advisor and the Registrant’s commodity and or clearing brokers. Management fees payable by Registrant to the Trading Advisor and the Managing Owner are calculated as a fixed percentage of Registrant’s Net Asset Value. Incentive fees payable by the Registrant to the Trading Advisor are at a fixed rate, calculated as a percentage of the Registrant’s “New High Net Trading Profits”. As such, the Managing Owner cannot anticipate the amounts to be paid for future periods as Net Asset Values and “New High Net Trading Profits” are not known until a future date. Commissions payable to the

Registrant’s commodity and clearing brokers are based on a cost per executed trade and, as such, the Managing Owner cannot anticipate the amount that will be required under the brokerage agreement, as the level of executed trades are not known until a future date. These agreements are effective for one-year terms, renewable automatically for additional one-year terms unless terminated. Additionally, these agreements may be terminated by either party thereto for various reasons. For a further discussion of Registrant’s contractual obligations, see Notes 1 and 3 to Registrant’s financial statements for the year ended December 31, 2007, which is filed as an exhibit to Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2007

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

Changes in Internal Control Over Financial Reporting

There have been no changes in Registrant’s internal controls over financial reporting (as defined in Rules 13a – 15(f) and 15d – 15(f) under the Exchange Act) during Second Quarter 2008 that have materially affected, or are reasonably likely to materially affect, Registrant’s internal controls over financial reporting.

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

WORLD MONITOR TRUST II – SERIES E

By:	Preferred Investment Solutions Corp.,
its managing owner

	By:	/s/ Kenneth A. Shewer	Date: August 7, 2008
	Name:	Kenneth A. Shewer
	Title:	Co-Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ David K. Spohr	Date: August 7, 2008
	Name:	David K. Spohr
	Title:	Senior Vice President and Director of Fund Administration (Principal Financial/Accounting Officer)