Form 10-Q
period 2008-09-26
WORLD MONITOR TRUST II SERIES E
filed 2008-11-06
CIK 1090701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: September 26, 2008

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

WORLD MONITOR TRUST II – SERIES E

INDEX TO QUARTERLY REPORT ON FORM 10-Q

SEPTEMBER 26, 2008

		Page
PART I – FINANCIAL INFORMATION		3

Item 1.	Financial Statements	3

	Condensed Statements of Financial Condition as of September 26, 2008 (Unaudited) and December 31, 2007	5

	Condensed Schedules of Investments as of September 26, 2008 (Unaudited) and December 31, 2007	6

	Condensed Statements of Operations (Unaudited) for the Periods June 28, 2008 to September 26, 2008 and June 30, 2007 to September 28, 2007 and January 1, 2008 to September 26, 2008 and January 1, 2007 to September 28, 2007	7

	Condensed Statements of Changes in Trust Capital (Unaudited) for the Periods January 1, 2008 to September 26, 2008 and January 1, 2007 to September 28, 2007	8

	Notes to Condensed Financial Statements (Unaudited)	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30

Item 4.	Controls and Procedures	30

PART II – OTHER INFORMATION		30

Item 1.	Legal Proceedings	30

Item 1.A.	Risk Factors	30

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 3.	Defaults Upon Senior Securities	31

Item 4.	Submission of Matters to a Vote of Security Holders	31

Item 5.	Other Information	31

Item 6.	Exhibits:	31

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK;

FINANCIAL STATEMENTS TO FOLLOW]

WORLD MONITOR TRUST II – SERIES E

FINANCIAL STATEMENTS

September 26, 2008

WORLD MONITOR TRUST II – SERIES E

CONDENSED STATEMENTS OF FINANCIAL CONDITION

September 26, 2008 (Unaudited) and December 31, 2007

	September 26, 2008	December 31, 2007
ASSETS
Cash and cash equivalents	$18,698,566	$19,199,188
Interest receivable	20,244	0
Receivable from Managing Owner	12,940	0
Net unrealized gain on open futures contracts	0	47,346

Total assets	$18,731,750	$19,246,534

LIABILITIES
Net unrealized loss on open forward contracts	$1,463,022	$62,555
Net unrealized loss on open futures contracts	33,596	0
Commissions and other transaction fees payable	82,161	98,009
Accrued expenses payable	79,456	39,456
Management fees payable	27,346	32,626
Redemptions payable	3,425	47,403

Total liabilities	1,689,006	280,049

TRUST CAPITAL (Net Asset Value)
Limited Interests (93,604.109 and 105,211.769 interests outstanding) at September 26, 2008 and December 31, 2007, respectively	16,871,870	18,774,125
Managing Owner Interests (948 and 1,078 interests outstanding) at September 26, 2008 and December 31, 2007, respectively	170,874	192,360

Total trust capital (Net Asset Value)	17,042,744	18,966,485

Total liabilities and trust capital	$18,731,750	$19,246,534

Net Asset Value per Limited and Managing Owner Interest

September 26, 2008	December 31, 2007
$180.25	$178.44

See accompanying notes.

WORLD MONITOR TRUST II – SERIES E

CONDENSED SCHEDULES OF INVESTMENTS

September 26, 2008 (Unaudited) and December 31, 2007

Futures and Forward Contracts	September 26, 2008		December 31, 2007
	Net Unrealized Gain (Loss) as a % of Trust Capital	Net Unrealized Gain (Loss)	Net Unrealized Gain (Loss) as a % of Trust Capital	Net Unrealized Gain (Loss)
Futures contracts purchased:
Commodities	(0.17)%	$(28,658)	0.22%	$41,458
Currencies	(0.13)%	(22,525)	0.00%	0
Interest rates	(0.04)%	(7,181)	(0.09)%	(15,893)
Stock indices	0.00%	0	0.00%	(280)

Net unrealized gain (loss) on futures contracts purchased	(0.34)%	(58,364)	0.13%	25,285

Futures contracts sold:
Commodities	0.39%	66,143	0.08%	14,257
Interest rates	(0.03)%	(4,278)	0.00%	(464)
Stock indices	(0.22)%	(37,097)	0.04%	8,268

Net unrealized gain on futures contracts sold	0.14%	24,768	0.12%	22,061

Net unrealized gain (loss) on open futures contracts	(0.20)%	$(33,596)	0.25%	$47,346

Forward currency contracts purchased:
Net unrealized loss on forward contracts purchased	(0.67)%	$(114,018)	(1.65)%	$(312,013)

Forward currency contracts sold:
Net unrealized gain (loss) on forward contracts sold	(7.91)%	(1,349,004)	1.32%	249,458

Net unrealized loss on open forward contracts	(8.58)%	$(1,463,022)	(0.33)%	$(62,555)

See accompanying notes.

WORLD MONITOR TRUST II – SERIES E

CONDENSED STATEMENTS OF OPERATIONS

For the Periods June 28, 2008 to September 26, 2008 and June 30, 2007 to September 28, 2007 and

For the Periods January 1, 2008 to September 26, 2008 and January 1, 2007 to September 28, 2007

(Unaudited)

	For the Period June 28, 2008 to September 26, 2008	For the Period June 30, 2007 to September 28, 2007	For the Period January 1, 2008 to September 26, 2008	For the Period January 1, 2007 to September 28, 2007
REVENUES
Realized	$(278,587)	$(1,109,378)	$3,059,972	$1,728,611
Change in unrealized	(1,968,945)	175,829	(1,481,409)	(1,045)
Interest income	77,014	231,968	234,190	756,066

Total revenues	(2,170,518)	(701,581)	1,812,753	2,483,632

EXPENSES
Brokerage commissions and other transaction fees	387,499	336,703	1,041,122	1,089,793
Management fees	92,827	99,855	284,358	314,833
General and administrative	58,952	48,386	173,510	117,939

Total expenses	539,278	484,944	1,498,990	1,522,565

General and administrative expenses refunded to (borne by) the Managing Owner and affiliates	219	0	(12,940)	0

Net expenses	539,497	484,944	1,486,050	1,522,565

NET INCOME (LOSS)	$(2,710,015)	$(1,186,525)	$326,703	$961,067

NET INCOME (LOSS) PER WEIGHTED AVERAGE LIMITED AND MANAGING OWNER INTEREST
Net income (loss) per weighted average Limited and Managing Owner Interest	$(28.49)	$(10.30)	$3.33	$7.48

Weighted average number of Limited and Managing Owner Interests outstanding	95,113	115,236	98,066	128,533

See accompanying notes.

WORLD MONITOR TRUST II – SERIES E

CONDENSED STATEMENTS OF CHANGES IN TRUST CAPITAL

For the Period January 1, 2008 to September 26, 2008 and

For the Period January 1, 2007 to September 28, 2007

(Unaudited)

	Interests	Limited Interests	Managing Owner Interests	Total
For the period January 1, 2008 to September 26, 2008
Trust capital at December 31, 2007	106,289.769	$18,774,125	$192,360	$18,966,485
Redemptions	(11,737.660)	(2,224,993)	(25,451)	(2,250,444)
Net income for the period January 1, 2008 to September 26, 2008		322,738	3,965	326,703

Trust capital at September 26, 2008	94,552.109	$16,871,870	$170,874	$17,042,744

For the period January 1, 2007 to September 28, 2007
Trust capital at December 31, 2006	145,209.262	$23,538,201	$235,264	$23,773,465
Redemptions	(32,290.900)	(5,331,909)	(52,207)	(5,384,116)
Net income for the period January 1, 2007 to September 28, 2007		948,595	12,472	961,067

Trust capital at September 28, 2007	112,918.362	$19,154,887	$195,529	$19,350,416

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

The statement of financial condition, including the condensed schedule of investments, as of September 26, 2008, the statements of operations for the periods June 28, 2008 to September 26, 2008 (“Third Quarter 2008”), June 30, 2007 to September 28, 2007 (“Third Quarter 2007”), January 1, 2008 to September 26, 2008 (“Year-To-Date 2008”) and January 1, 2007 to September 28, 2007 (“Year-To-Date 2007”), and the statements of changes in trust capital for Year-To-Date 2008 and Year-To-Date 2007 are unaudited. In the opinion of Preferred Investment Solutions Corp., (“Preferred” or the “Managing Owner”), the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of Series E as of September 26, 2008 and the results of its operations for the Third Quarter 2008, Third Quarter 2007, Year-To-Date 2008 and Year-To-Date 2007. The operating results for these interim periods may not be indicative of the results expected for a full year.

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

The Trust adopted SFAS 157 in the first quarter of 2008. The adoption of SFAS 157 had no impact to certain assets and liabilities required to be carried at fair value (investments) in these financial statements. Of its unrealized losses at September 26, 2008, $(33,596) or 2.24% of Series E’s investments are classified as Level 1 and $(1,463,022) or 97.76% as Level 2. Of its unrealized gains (losses) at December 31, 2007, $47,346 or 311.30% of Series E’s investments are classified as Level 1 and $(62,555) or (411.30)% as Level 2. There are no Level 3 investments on September 26, 2008 or December 31, 2007 using the fair value hierarchy of SFAS 157.

The Trust considers prices for exchange traded commodity futures and options contracts to be based on quoted prices in active markets for identical assets (Level 1). The values of forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2).

The following table summarizes the assets and liabilities measured at fair value using the fair value hierarchy of SFAS 157:

September 26, 2008	Level 1	Level 2	Level 3	Total
Liabilities:
Net unrealized loss on open futures contracts	$(33,596)	$0	$0	$(33,596)
Net unrealized loss on open forward contracts	$0	$(1,463,022)	$0	$(1,463,022)

December 31, 2007	Level 1	Level 2	Level 3	Total
Assets:
Net unrealized gain on open futures contracts	$47,346	$0	$0	$47,346

Liabilities:
Net unrealized loss on open forward contracts	$0	$(62,555)	$0	$(62,555)

In October 2008, the FASB issued FASB Staff Position FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”). FSP 157-3 clarified the application of SFAS 157. FSP 157-3 demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The implementation of this standard did not have an impact on Series E’s condensed financial statements.

WORLD MONITOR TRUST II – SERIES E

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities”, including an amendment of SFAS 115. This statement provides companies with an option to report selected financial assets and liabilities at fair value. This statement is effective for fiscal years beginning after November 15, 2007 with early adoption permitted.

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

Series E reimburses the Managing Owner or its affiliates for services they performed for Series E, which include, but are not limited to: brokerage services; accounting and financial management; registrar, transfer and assignment functions; investor communications; printing and other administrative services. However, to the extent that general and administrative expenses exceed 1.5% of Series E’s net asset value during the year (with a maximum of 0.5% attributable to other than legal and audit expenses) such amounts are borne by the Managing Owner and its affiliates. General and administrative expenses did not exceed such limitations during the Third Quarter 2008 and were approximately $13,000 during Year-To-Date 2008. Additionally, approximately $200 of previously borne expenses by Preferred are to be refunded to the Managing Owner for the Third Quarter 2008. General and administrative expenses did not exceed such limitations during the Third Quarter 2007 and Year-To-Date 2007. Because general and administrative expenses exceeded such limitations in Year-To-Date 2008, a portion of the expenses related to services provided by the Managing Owner for Series E during Year-To-Date 2008 were borne by the Managing Owner and its affiliates.

The expenses incurred by Series E for services performed by the Managing Owner and its affiliates for Series E were:

	Third Quarter		Year-To-Date
	2008	2007	2008	2007
Commissions	$278,869	$299,965	$854,232	$945,716
General and administrative	12,014	11,450	35,822	28,936

	290,883	311,415	890,054	974,652
General and administrative expenses refunded to (borne by) the Managing Owner and its affiliates	219	0	(12,940)	0

	$291,102	$311,415	$877,114	$974,652

Expenses payable to the Managing Owner and its affiliates (which are included in Commissions and other transaction fees payable and Accrued expenses payable) as of September 26, 2008 and December 31, 2007 were $94,175 and $111,429, respectively.

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

Series E’s futures commission merchant, in accepting orders for the purchase or sale of domestic futures contracts, is required by Commodity Futures Trading Commission (“CFTC”) regulations to separately account for and segregate as belonging to Series E all assets of Series E relating to domestic futures trading and is not allowed to commingle such assets with its other assets. At September 26, 2008 and December 31, 2007, such segregated assets totaled $12,172,098 and $13,599,526, respectively, which are included in cash and cash equivalents. Part 30.7 of the CFTC regulations also requires Series E’s futures commission merchant to secure assets of Series E related to foreign futures trading which totaled $(760,859) and $(16,544), at September 26, 2008 and December 31, 2007, respectively. There are no segregation requirements for assets related to forward trading.

As of September 26, 2008, Series E’s open futures and forward contracts mature within eighteen months.

WORLD MONITOR TRUST II – SERIES E

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 7.	FINANCIAL HIGHLIGHTS

The following information presents per Interest operating performance data and other supplemental financial data for the Third Quarter 2008, Third Quarter 2007, Year-To-Date 2008 and Year-To-Date 2007. This information has been derived from information presented in the financial statements.

Per Interest Performance (for an Interest outstanding throughout the entire period)	Third Quarter		Year-To-Date
	2008 (Unaudited)	2007 (Unaudited)	2008 (Unaudited)	2007 (Unaudited)
Net asset value per Interest at beginning of period	$208.74	$181.70	$178.44	$163.72

Net realized gain (loss) and change in net unrealized gain (loss) on commodity transactions(1)	(23.63)	(8.13)	14.57	13.62
Interest income(1)	0.81	2.01	2.39	5.88
Expenses(1)	(5.67)	(4.21)	(15.15)	(11.85)

Net increase (decrease) for the period	(28.49)	(10.33)	1.81	7.65

Net asset value per Interest at end of period	$180.25	$171.37	$180.25	$171.37

Total Return(3)
Total return before incentive fees	(13.65)%	(5.69)%	1.01%	4.67%
Incentive fees	0.00%	0.00%	0.00%	0.00%

Total return after incentive fees	(13.65)%	(5.69)%	1.01%	4.67%

Supplemental Data
Ratios to average net asset value
Net investment loss before incentive fees(2),(4)	(9.87)%	(5.05)%	(8.69)%	(4.84)%
Incentive fees(3)	0.00%	0.00%	0.00%	0.00%

Net investment loss after incentive fees	(9.87)%	(5.05)%	(8.69)%	(4.84)%

Interest income(4)	1.64%	4.63%	1.63%	4.77%

Incentive fees(3)	0.00%	0.00%	0.00%	0.00%
Other expenses(4)	11.51%	9.68%	10.32%	9.61%

Total expenses	11.51%	9.68%	10.32%	9.61%

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

This report on Form 10-Q (the “Report”) for the quarter ending September 26, 2008 (“Third Quarter 2008”) includes forward-looking statements that reflect the current expectations of Preferred Investment Solutions Corp. (“Managing Owner” or “Preferred”), the managing owner of World Monitor Trust II – Series E (“Registrant”), about the future results, performance, prospects and opportunities of Registrant. The Managing Owner has tried to identify these forward-looking statements by using words such as “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “should,” “estimate” or the negative of those terms or similar expressions. These forward-looking statements are based on information currently available to the Managing Owner and are subject to a number of risks, uncertainties and other factors, both known, such as those described in this Report, and unknown, that could cause Registrant’s actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements.

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

The Managing Owner is required to maintain at least a 1% general interest in Registrant so long as it is acting as Registrant’s Managing Owner.

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

Employees

Registrant has no employees. Management and administrative services for Registrant are performed by the Managing Owner or third parties pursuant to the Trust Agreement, as further discussed in Notes 3 and 4 to Registrant’s financial statements included in its annual report for the year ended December 31, 2007 (“Registrant’s 2007 Annual Report”), which was included in Registrant’s Form 10-K for the fiscal year ended December 31, 2007.

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

The Managing Owner has evaluated Registrant’s financial statements and related disclosures and has determined that the policies discussed below are critical accounting policies because they involve estimates, judgments and assumptions that are particularly complex, subjective or uncertain. For further discussion of Registrant’s significant accounting policies, see Note 2 to Registrant’s financial statements for the year ended December 31, 2007, which was included in Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2007.

The valuation of Registrant’s investments that are not traded on a United States or internationally recognized futures exchange is a critical accounting policy. The market values of futures (exchange traded) contracts is verified by Registrant’s administrator, which obtains valuation data from third party data providers such as Bloomberg, Reuters, and Super Derivatives and compares those prices with Registrant’s clearing broker. The market value of currency swap and forward (non-exchange traded) contracts is extrapolated on a forward basis from the spot prices quoted as of 4 PM on the last business day of the reporting period. All values assigned by the administrator and confirmed by the Managing Owner are final and conclusive as to all of Registrant’s Unitholders.

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

The Registrant adopted SFAS 157 in the first quarter of 2008. The adoption of SFAS 157 had no impact to the investments in the Registrant’s financial statements. Of its unrealized losses at September 26, 2008, $(33,596) or 2.24% of Registrant’s investments are classified as Level 1 and $(1,463,022) or 97.76% as Level 2. Of its unrealized gains (losses) at December 31, 2007, $47,346 or 311.30% of Registrant’s investments are classified as Level 1 and $(62,555) or (411.30)% as Level 2. There are no Level 3 investments on September 26, 2008 or December 31, 2007 using the fair value hierarchy of SFAS 157.

The Registrant considers prices for exchange traded commodity futures and options contracts to be based on quoted prices in active markets for identical assets (Level 1). The values of forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level2).

In October 2008, the FASB issued FASB Staff Position FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”). FSP 157-3 clarified the application of SFAS 157. FSP 157-3 demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The implementation of this standard did not have an impact on the Registrant’s condensed financial statements.

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

For Third Quarter 2008, the period January 1, 2008 to September 26, 2008 (“Year-To-Date 2008”), the period June 30, 2007 to September 28, 2007 (“Third Quarter 2007”), and the period January 1, 2007 to September 28, 2007 (“Year-To-Date 2007”) there were no subscriptions of Limited Interests or General Interests.

Interests in Registrant may be redeemed on a weekly basis. Redemptions of Limited Interests for Third Quarter 2008 and Year-To-Date 2008 were $266,569 and $2,224,993, respectively. Redemptions of Limited Interests for Third Quarter 2007 and Year-To-Date 2007 were $1,439,315 and $5,331,909, respectively.

Redemptions of General Interests for Third Quarter 2008 and Year-To-Date 2008 were $3,425 and $25,451, respectively. Redemptions of General Interests for Third Quarter 2007 and Year-To-Date 2007 were $42,090 and $52,207, respectively. Future redemptions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

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

Since Registrant’s business is to trade futures and forward contracts, its capital is at risk due to changes in the value of these contracts (market risk) or the inability of counterparties to perform under the terms of the contracts (credit risk). Registrant’s exposure to market risk is influenced by a number of factors including the volatility of interest rates and foreign currency exchange rates, the liquidity of the markets in which the contracts are traded and the relationships among the contracts held. The inherent uncertainty of Registrant’s speculative trading as well as the development of drastic market occurrences could result in losses considerably beyond Registrant’s experience to date and could ultimately lead to a loss of all or substantially all of investors’ capital. The Managing Owner attempts to minimize these risks by requiring Registrant and the Trading Advisor to abide by various trading limitations and policies, which include limiting margin amounts, trading only in liquid markets and permitting the use of stop loss provisions. For a further discussion of the credit and market risks associated with Registrant’s futures and forward contracts, see Note 6 to Registrant’s financial statements for the year ended December 31, 2007, which were included in Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2007.

Registrant does not have, nor does it expect to have, any capital assets.

Market Overview

Following is a market overview for Third Quarter 2008, Third Quarter 2007 and Third Quarter 2006:

Third Quarter 2008

Clearly, the financial crisis gripping the nation is resonating throughout all corners of the economy and the effects will be felt for some time to come. Consumers have already cut back spending dramatically but more retrenchment can be expected in response to worsening job and income prospects as well as the growing wealth destruction that has taken place in recent months. There is no longer any doubt that the economy is mired in a recession; the only question is how deep and long it will be. Economists are crossing their fingers that the downturn will be no worse than the last two mild recessions in 1990-91 and 2001. However, many believe that conditions will be at least as bad as they were during the worst post-war recessions, which occurred in 1980-81 and 1973-74. The credit crisis got worse with each passing day, despite huge Federal Reserve liquidity additions, a $700 billion bailout package and numerous other measures. The “broker dealer,” as once known, basically ceased to exist as Goldman Sachs, Merrill Lynch, Morgan Stanley and others changed structure to essentially become “banks”. The economic data flow in the US can only be described as feeble and promises to get even weaker. In the US, housing, employment and manufacturing data were all anemic throughout the third quarter of 2008 with many indications of worse to come.

A strengthening US dollar throughout the quarter added to demand for US Treasuries as well as flight-to-safety support. After seeing their largest monthly yield declines since February in the month of August, Treasury yields saw further erosion in September. The benchmark 10-Year Note saw its yield fall approximately 20 basis points during the quarter and the 2-Year yield dipped by roughly 70 basis points as the yield curve experienced a severe steepening. Central banks kept rates unchanged throughout the third quarter but in early October they collaboratively cut key rates in response to the global credit crisis. During the quarter, the Federal Reserve, Bank of England, European Central Bank and others injected huge amounts of liquidity into the markets.

Currencies: The Dollar Index, which measures the US unit against a basket of other currencies, ended the quarter up overall and up 3.7% for the year. Among the majors, the euro and pound were particularly weak in September as the UK and the Eurozone experienced severe economic problems to go along with a burgeoning credit crisis. The British pound slipped to a 2-year low against the US dollar as the UK suffered recessionary-like conditions, including a 12.4% year-to-date drop in housing prices. The euro scored an all-time high in July, but from the peak it was all downhill as the euro slumped badly in August and September to close out the quarter near $1.41. The yen suffered far less fallout from the global credit crisis. It showed particular strength against both the euro and pound while gaining modestly to the dollar. The Australian dollar was pressured versus the yen as carry trades were unwound. The New Zealand dollar experienced a similar fate.

Energies: Crude posted steep losses in September down more than 13% within the Dow Jones AIG Index and over 31% for the quarter. Crude was pummeled by intense selling, the ongoing feature throughout the period. In addition, a firming US dollar, a significant slowing in global demand and above-quota OPEC output weighed on sentiment, which more than offset the geopolitical events surrounding Iran, Nigeria, Russia, Venezuela and the Middle East. Combined gasoline, heating oil and jet fuel demand is down more than 7% compared to last September. Natural gas followed suit and ended the quarter much lower.

Agriculturals: With steady declines in both price and open interest during the month of September, as well as all of the third quarter, the agricultural futures markets were prime examples of the widespread deleveraging seen across all markets. The deterioration in values came despite occasional weather concerns, which typically are the impetus for late summer rallies. For the quarter, corn, soybeans, wheat and cotton saw high-to-low declines in value from 37% to 30%. Corn and wheat lost roughly $3.00 per bushel each and soybeans lost over $6.00. Cotton also dropped significantly. The longer-term implications of the recent price plunge will be played out first in farmers’ springtime planting decisions. In addition to the normal, net profit calculations, banking considerations will play a major role in next season’s production potential. Understandably, the ongoing tight credit markets will cause bankers to shy away from lending money to farmers wishing to grow high-input-cost crops, regardless of profit potential.

Indices: Global equities suffered from a total lack of confidence as related to the credit crisis, which got worse instead of better throughout the quarter, despite herculean efforts from central banks and various government agencies. US stocks were hit with massive fund liquidations, partially due to margin needs but also due to large redemption levels that picked up speed with each passing session. After managing very modest gains in August, despite a sharp month-end slide, all the major US indices were lower in September. The Dow Jones Industrial Average, S&P 500 and NASDAQ fell over 4%, 9% and 9% respectively for the quarter. Financial stocks, including banks, brokers and insurance companies were particularly weak, as were retail issues and energy stocks. The markets failed to react to the much-debated and delayed $700 billion Treasury “rescue” plan. US stocks were clearly hurt by the credit crisis in Europe.

Europe saw similar performance as their financial crisis was equally, if not more, dire than that in the US. The UK in particular has seen rigorous credit issues as the DJ Stoxx 600 lost approximately 12% during the third quarter due to staggering financial sector events. The German DAX, the French CAC and London’s FTSE all ended the quarter with losses. The Russian stock market was particularly weak, forcing trading halts on numerous occasions.

Asia posted the weakest equity performance of the three major regions during the quarter and it has subsequently experienced massive liquidation from international funds despite the fact that Japan and the region in general have less exposure to the global credit crisis. The Nikkei lost nearly 2,000 points and Korea’s Kospi fell over 14% throughout the period. Hong Kong was extremely weak and Shanghai extended a yearlong slide. Australian equities could not ward off the credit crisis and ended the quarter lower.

Metals: After a brief run in mid-July and a sell-off through the second week in of September, late quarter gains were not enough to offset losses as gold finished down over 5% for the period. Silver was down a hefty 29% for the third quarter. Base metals were sold heavily across the markets in September, to an even greater degree than in July and August, and all metals within the GSCI Commodity Index finished down for the quarter. Increasing exchange warehouse inventories as well as slowing global demand patterns weighted on metals. A firmer US dollar did not help the cause, neither did the general outflow of capital from commodities.

Softs and Livestock: Individual soft commodity fundamentals were similarly overwhelmed by capital outflows and fund liquidation pressures in September. Cocoa had managed gains in August but this was not the case in September. Sugar extended its August losses into September. Supplies hold ample and Brazilian sugar exports have accelerated. Coffee lost nearly 17% for the quarter.

Live hogs fell almost 4.5% and cattle 4.9%. Hogs were again hurt by increased slaughter levels and sluggish demand. Both markets saw slaughter increases related to higher feed costs and, like many agricultural commodities, were pressured by financing difficulties for farmers.

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

Sector Performance

Due to the nature of Registrant’s trading activities, a period-to-period comparison of its trading results is not meaningful. However, a discussion of Registrant’s trading results for the major sectors in which Registrant traded for Third Quarter 2008, Third Quarter 2007 and Third Quarter 2006 are presented below.

Third Quarter 2008

Currencies: (–) This sector experienced the majority of its gains in the Singapore dollar, British pound and Czech koruna. The majority of losses were made in the South African rand, Swiss franc, Japanese yen and Columbian peso.

Energies: (–) This sector experienced losses in brent crude, crude oil, gas oil, heating oil and natural gas.

Grains: (–) This sector experienced gains in cotton and wheat. Losses were experienced in corn, soybean meal and soybeans.

Indices: (+) This sector experienced the majority of its gains in the S&P 500, Hang Seng and the NASDAQ 100. The majority of losses were made in the Russell 2000, DJIA and the DAX.

Interest Rates: (–) This sector experienced gains in US Treasury Bonds and Australian bonds. The majority of losses were experienced in Short Sterling, German bonds, London Gilts and Eurodollars.

Meats: (+) This sector experienced gains in live cattle.

Metals: (–) This sector experienced losses in gold, silver, aluminum, copper and zinc.

Softs: (–) This sector experienced losses in coffee, cocoa and sugar.

Third Quarter 2007

Currencies: (–) The majority of losses were experienced in the U.S. dollar versus the Czech koruna and Japanese yen, and the euro versus the Japanese yen. The majority of gains were made in the U.S. dollar versus the Turkish lira.

Energies: (–) Losses were experienced in heating oil and natural gas. Gains were made in crude.

Grains: (+) Gains were experienced in soybeans and wheat. Losses were experienced in corn.

Indices: (–) The majority of losses were experienced in the CAC 40, Nikkei, Russell 2000 and Tokyo Stock Index. The majority of gains were experienced in the DAX, DJ Stoxx 50, NASDAQ 100 and S&P 500 indices.

Interest Rates: (–) The majority of losses were experienced in the German Bund, Eurodollar and U.S. Treasury Notes and Bonds.

Meats: (–) Losses were made in cattle.

Metals: (–) Losses were experienced in aluminum, copper and zinc. Gains were experienced in gold.

Softs: (–) Losses were experienced in cocoa, coffee and sugar.

Third Quarter 2006

Currencies: (–) Losses on long and short positions in the euro, the Australian dollar and the Mexican peso, as well as short positions in the New Zealand dollar resulted in a loss for the third quarter of 2006.

Energies: (–) Short positions in natural gas in July were the primary contributor to losses during the third quarter of 2006.

Grains: (+) The sector was up for the third quarter of 2006, with a majority of the gains coming from short positions in soybean meal.

Indices: (+) Gains on long positions in CAC 40, the Hang Seng, the IBEX 35 and the Dow Jones STOXX 50 were the primary contributors to profits for the third quarter.

Interest Rates: (–) The interest rates sector was down for the third quarter of 2006. Short positions in Euribor, 2-year German Bonds, Short Sterling and Eurodollars, and long and short positions in the British Gilt led to the sector’s losses for the quarter.

Metals: (–) The metals sector was down for the third quarter of 2006 with long positions in aluminum, nickel and zinc being the largest contributors to the loss.

Softs: (–) The sector was down for the third quarter of 2006 primarily due to short positions in coffee, and long and short positions in cocoa.

Results of Operations

The net asset value (“Net Asset Value”) per Interest as of September 26, 2008 was $180.25, an increase of 1.01% from the December 31, 2007 Net Asset Value per Interest of $178.44 and a decrease of 13.65% from the June 27, 2008 Net Asset Value per Interest of $208.74. The Net Asset Value per Interest as of September 28, 2007 was $171.37, an increase of 4.67% from the December 31, 2006 Net Asset Value per Interest of $163.72 and a decrease of 5.69% from the June 29, 2007 Net Asset Value per Interest of $181.70. Past performance is not necessarily indicative of future results.

Registrant’s trading gains (losses) before commissions and related fees during Third Quarter 2008 and Year-To-Date 2008 were approximately $(2,248,000) and $1,579,000, respectively. Registrant’s trading gains before commissions and related fees during Third Quarter 2007 and Year-To-Date 2007 were approximately $(934,000) and $1,728,000, respectively.

Registrant’s average net asset level decreased during Third Quarter 2008 and Year-To-Date 2008 in comparison to Third Quarter 2007 and Year-To-Date 2007 primarily due to the effect of redemptions. Registrant’s net assets decreased during Third Quarter 2007 and Year-To-Date 2007 in comparison to Third Quarter 2006 and Year-To-Date 2006 primarily due to the effect of redemptions.

Interest income is earned on the average daily equity maintained with the clearing broker and bank at competitive interest rates and, therefore, varies weekly according to interest rates, trading performance and redemptions. Interest income during Third Quarter 2008 and Year-To-Date 2008 was approximately $77,000 and $234,000, respectively, a decrease of approximately $155,000 and $522,000, respectively, as compared to Third Quarter 2007 and Year-To-Date 2007, primarily due to reduced average net asset levels discussed above and declining interest rates. Interest income during Third Quarter 2007 and Year-To-Date 2007 was approximately $232,000 and $756,000, respectively, a decrease of approximately $102,000 and $253,000, respectively, as compared to Third Quarter 2006 and Year-To-Date 2006, primarily due to reduced average net asset levels discussed above.

Commissions are calculated on Registrant’s Net Asset Value at the end of each week and therefore, vary according to weekly trading performance and redemptions. Other transaction fees consist of National Futures Association fees, exchange and clearing fees as well as floor brokerage costs and give-up charges, which are based on the number of trades the Trading Advisor executes, as well as which exchange, clearing firm or bank on, or through, which the contract is traded. Commissions and other transaction fees during the Third

Quarter 2008 and Year-To-Date 2008 were approximately $387,000 and $1,041,000, respectively, an increase of approximately $50,000 as compared to Third Quarter 2007, primarily due to trading activity and a decrease of approximately $49,000 as compared to Year-To-Date 2007, primarily due to reduced average net asset levels discussed above. Commissions and other transaction fees during the Third Quarter 2007 and Year-To-Date 2007 were approximately $337,000 and $1,090,000, respectively, a decrease of approximately $105,000 and $394,000, respectively, as compared to Third Quarter 2006 and Year-To-Date 2006, primarily due to reduced average net assets levels discussed above.

Management fees are calculated on the Registrant’s net asset value at the end of each week, and therefore, are affected by weekly trading performance and redemptions. Management fees during Third Quarter 2008 and Year-To-Date 2008 were approximately $93,000 and $284,000, respectively, a decrease of approximately $7,000 and $31,000, respectively, as compared to Third Quarter 2007 and Year-To-Date 2007, primarily due to a decrease in average net assets discussed above. Management fees during Third Quarter 2007 and Year-To-Date 2007 were approximately $100,000 and $315,000, respectively, a decrease of approximately $29,000 and $104,000, respectively, as compared to Third Quarter 2006 and Year-To-Date 2006, primarily due to a decrease in average net assets discussed above.

Incentive fees are based on the “New High Net Trading Profits” (as defined in the Advisory Agreement) generated by the Trading Advisor, are accrued weekly and are ultimately determined as of the close of business on the last Friday of each calendar quarter. Through September 26, 2008, the Trading Advisor maintained a loss carryforward of approximately $(3,508,000) based on the Registrant’s performance. No incentive fees were earned during Third Quarter 2008, Year-To-Date 2008, Third Quarter 2007 and Year-To-Date 2007.

General and administrative expenses during Third Quarter 2008 and Year-To-Date 2008 were approximately $59,000 and $174,000, respectively. General and administrative expenses during Third Quarter 2007 and Year-To-Date 2007 were approximately $48,000 and $118,000, respectively. These expenses include accounting, audit, tax, and legal fees, as well as printing and postage costs related to reports sent to limited owners and are before reimbursement of costs incurred by the Managing Owner on behalf of Registrant. To the extent that general and administrative expenses exceed 1.5% of Registrant’s Average Net Asset Value during the year (with a maximum of 0.5% attributable to other than legal and audit expenses), such amounts are borne by the Managing Owner and its affiliates. General and administrative expenses did not exceed such limitations during the Third Quarter 2008 and were approximately $13,000 during Year-To-Date 2008. Additionally, approximately $200 of previously borne expenses by Preferred were refunded to the Managing Owner for the Third Quarter 2008. No such expenses exceeded these limits during the Third Quarter 2007 and Year-To-Date 2007.

Inflation

Inflation has had no material impact on the operations or on the financial condition of Registrant from inception through September 26, 2008.

Off-Balance Sheet Arrangements and Contractual Obligations

As of September 26, 2008, Registrant had not utilized special purpose entities to facilitate off-balance sheet financing arrangements and has no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers, such as our accountants, undertake in performing services which are in the best interests of Registrant. While Registrant’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on Registrant’s financial position.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in Registrant’s internal controls over financial reporting (as defined in Rules 13a – 15(f) and 15d – 15(f) under the Exchange Act) during Third Quarter 2008 that have materially affected, or are reasonably likely to materially affect, Registrant’s internal controls over financial reporting.

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

WORLD MONITOR TRUST II – SERIES E

By:	Preferred Investment Solutions Corp., its managing owner

	By:	/s/ Kenneth A. Shewer	Date: November 6, 2008
	Name:	Kenneth A. Shewer
	Title:	Co-Chief Executive Officer (Principal Executive Officer)

	By:	/s/ David K. Spohr	Date: November 6, 2008
	Name:	David K. Spohr
	Title:	Senior Vice President and Director of Fund Administration (Principal Financial/Accounting Officer)