Form 10-Q/A
period 2008-03-28
WORLD MONITOR TRUST II SERIES E
filed 2009-02-02
CIK 1090701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

WORLD MONITOR TRUST II – SERIES E

Explanatory Note

The Form 10-Q/A is being filed solely to correct the omission of certain language required under the Certification in the World Monitor Trust II – Series E’s Form 10-Q previously filed on May 12, 2008, which are restated in their entirety herewith. Except for the foregoing amended information, no other changes have been made to the Form 10-K filed on May 12, 2008.

2