Form 10-Q/A
period 2008-06-27
WORLD MONITOR TRUST II SERIES E
filed 2009-02-02
CIK 1090701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 2

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

WORLD MONITOR TRUST II – SERIES E

Explanatory Note

The Form 10-Q/A is being filed solely to correct the omission of certain language required under the Certification in the World Monitor Trust II – Series E’s Form 10-Q previously filed on August 7, 2008 and amended on February 2, 2009, which are restated in their entirety herewith. Except for the foregoing amended information, no other changes have been made to the Form 10-Q filed on August 7, 2008 and amended on February 2, 2009 by this amendment.

2