Form 10-Q
period 2009-03-31
WORLD MONITOR TRUST II SERIES E
filed 2009-05-14
CIK 1090701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether Registrant is a shell company (ad defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

WORLD MONITOR TRUST II – SERIES E

INDEX TO QUARTERLY REPORT ON FORM 10-Q

MARCH 31, 2009

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK;

FINANCIAL STATEMENTS TO FOLLOW]

WORLD MONITOR TRUST II – SERIES E

FINANCIAL STATEMENTS

March 31, 2009

WORLD MONITOR TRUST II – SERIES E

CONDENSED STATEMENTS OF FINANCIAL CONDITION

March 31, 2009 (Unaudited) and December 31, 2008

	March 31, 2009	December 31, 2008
ASSETS
Cash and cash equivalents (See Note 2)	$19,743,998	$21,360,098
Receivable from Managing Owner	4,702	21,164
Net unrealized gain on open futures contracts	0	75,040

Total assets	$19,748,700	$21,456,302

LIABILITIES
Net unrealized loss on open futures contracts	$90,823	$0
Net unrealized loss on open forward contracts	61,868	24,542
Commissions, administrative services and other transaction fees payable	106,552	115,285
Accrued expenses payable	63,213	53,701
Management fees payable	34,062	38,380
Incentive fees payable	31	255,256
Redemptions payable	376,649	27,452

Total liabilities	733,198	514,616

TRUST CAPITAL (Net Asset Value)
Limited Interests (89,550.183 and 91,541.646 interests outstanding) at March 31, 2009 and December 31, 2008, respectively	19,015,502	20,731,073
Managing Owner Interests (0 and 930 interests outstanding) at March 31, 2009 and December 31, 2008, respectively	0	210,613

Total trust capital (Net Asset Value)	19,015,502	20,941,686

Total liabilities and trust capital	$19,748,700	$21,456,302

Net Asset Value per Limited and Managing Owner Interest

March 31, 2009	December 31, 2008
$212.34	$226.47

See accompanying notes.

WORLD MONITOR TRUST II – SERIES E

CONDENSED SCHEDULES OF INVESTMENTS

March 31, 2009 (Unaudited) and December 31, 2008

	March 31, 2009		December 31, 2008
Futures and Forward Contracts	Net Unrealized Gain (Loss) as a % of Trust Capital	Net Unrealized Gain (Loss)	Net Unrealized Gain (Loss) as a % of Trust Capital	Net Unrealized Gain (Loss)
Futures contracts purchased:
Commodities	0.02%	$3,101	0.03%	$6,370
Currencies	(0.02)%	(3,745)	0.00%	0
Interest rates	0.43%	82,497	0.44%	91,559
Stock indices	(0.01)%	(1,071)	0.00%	0

Net unrealized gain on futures contracts purchased	0.42%	80,782	0.47%	97,929

Futures contracts sold:
Commodities	(0.36)%	(67,612)	(0.09)%	(18,227)
Energy	0.03%	5,360	0.00%	0
Interest rates	0.00%	(126)	0.00%	0
Stock indices	(0.57)%	(109,227)	(0.02)%	(4,662)

Net unrealized loss on futures contracts sold	(0.90)%	(171,605)	(0.11)%	(22,889)

Net unrealized gain (loss) on futures contracts	(0.48)%	$(90,823)	0.36%	$75,040

Forward currency contracts purchased:
Net unrealized gain (loss) on forward contracts purchased	1.58%	$301,628	(0.72)%	$(149,293)

Forward currency contracts sold:
Net unrealized gain (loss) on forward contracts sold	(1.91)%	(363,496)	0.60%	124,751

Net unrealized loss on forward contracts	(0.33)%	$(61,868)	(0.12)%	$(24,542)

See accompanying notes.

WORLD MONITOR TRUST II – SERIES E

CONDENSED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2009 and

For the Period January 1, 2008 to March 28, 2008

(Unaudited)

	For the Three Months Ended March 31, 2009	For the Period January 1, 2008 to March 28, 2008
REVENUES
Realized	$(590,204)	$2,310,871
Change in unrealized	(203,189)	(19,332)
Interest income	3,941	95,361

Total revenues	(789,452)	2,386,900

EXPENSES
Commissions, administrative services and other transaction fees	340,565	320,158
Management fees	99,926	92,820
Incentive fees	31	0
General and administrative	65,421	60,003

Total expenses	505,943	472,981

General and administrative expenses borne by the Managing Owner and affiliates	(4,702)	0

Net expenses	501,241	472,981

NET INCOME (LOSS)	$(1,290,693)	$1,913,919

NET INCOME (LOSS) PER WEIGHTED AVERAGE LIMITED AND MANAGING OWNER INTEREST
Net income (loss) per weighted average Limited and Managing Owner Interest	$(14.09)	$18.76

Weighted average number of Limited and Managing Owner Interests outstanding	91,596	102,018

See accompanying notes.

WORLD MONITOR TRUST II – SERIES E

CONDENSED STATEMENTS OF CHANGES IN TRUST CAPITAL

For the Three Months Ended March 31, 2009 and

For the Period January 1, 2008 to March 28, 2008

(Unaudited)

	Interests	Limited Interests	Managing Owner Interests	Total
For the three months ended March 31, 2009
Trust capital at December 31, 2008	92,471.646	$20,731,073	$210,613	$20,941,686
Redemptions	(2,921.463)	(438,011)	(197,480)	(635,491)
Net loss for the three months ended March 31, 2009		(1,277,560)	(13,133)	(1,290,693)

Trust capital at March 31, 2009	89,550.183	$19,015,502	$0	$19,015,502

For the period January 1, 2008 to March 28, 2008
Trust capital at December 31, 2007	106,289.769	$18,774,125	$192,360	$18,966,485
Redemptions	(7,934.302)	(1,467,950)	(17,016)	(1,484,966)
Net income for the period January 1, 2008 to March 28, 2008		1,893,840	20,079	1,913,919

Trust capital at March 28, 2008	98,355.467	$19,200,015	$195,423	$19,395,438

See accompanying notes.

WORLD MONITOR TRUST II – SERIES E

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 1.	ORGANIZATION

World Monitor Trust II (the “Trust”) is a business trust organized under the laws of Delaware on April 22, 1999. The Trust consists of three separate and distinct series (“Series”): Series D, E and F. Series D, E and F commenced trading operations on March 13, 2000, April 6, 2000 and March 1, 2000, respectively, and each Series will continue to exist until terminated pursuant to the provisions of Article XIII of the Sixth Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”). The assets of each Series are segregated from those of the other Series, separately valued and independently managed and separate financial statements are prepared for each Series. Each Series was formed to engage in the speculative trading of a diversified portfolio of futures, forward and options contracts, and may, from time to time, engage in cash and spot transactions. The trustee of the Trust is Wilmington Trust Company.

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

In 2009, Preferred Investment Solutions Corp., the managing owner of Series D, E and F (“Preferred” or the “Managing Owner”), determined that, effective March 1, 2009, Interests in Series D, E and F can only be redeemed as of the last business day of each month. Through February 27, 2009, redemptions were permitted on a weekly basis. As a result, through 2008, interim period financial statements of Series D, E and F were as of the last valuation day in the last week of the period. Beginning in 2009, interim period financial statements of Series D, E and F are as of the last day of a calendar quarter.

In the event that the estimated net asset value per Interest of a Series at the end of any business day after adjustments for distributions and redemptions declines by 50% or more since the commencement of trading activities or the first day of a fiscal year, the Series will automatically terminate.

Effective December 1, 2008, in accordance with the Fourth Amended and Restated Declaration of Trust and Trust Agreement, the Managing Owner is no longer required to maintain at least a 1% interest in the capital, profits and losses of each Series. As such, the Managing Owner redeemed its entire interest in each Series in 2009.

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.	Basis of Accounting

The statement of financial condition, including the condensed schedule of investments, as of March 31, 2009, the statements of operations for the three months ended March 31, 2009 (“First Quarter 2009”) and the period January 1, 2008 to March 28, 2008 (“First Quarter 2008”) and the statements of changes in trust capital for the First Quarter 2009 and First Quarter 2008 are unaudited. In the opinion of the Managing Owner, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of Series E as of March 31, 2009 and the results of its operations for the First Quarter 2009 and First Quarter 2008. The operating results for these interim periods may not be indicative of the results expected for a full year.

WORLD MONITOR TRUST II – SERIES E

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

A.	Basis of Accounting (continued)

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in Series E’s annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2008.

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

The Trust considers prices for exchange traded commodity futures and options contracts to be based on quoted prices in active markets for identical assets (Level 1). The values of forwards, swaps and certain options contracts for which market quotations are not readily available are priced by third party data providers such as Bloomberg, Reuters, and or Super Derivatives who derive fair values for those assets from models with observable inputs (Level 2). There are no Level 3 investments on March 31, 2009 or December 31, 2008 using the fair value hierarchy of SFAS 157.

The following table summarizes the assets and liabilities measured at fair value using the fair value hierarchy of SFAS 157:

March 31, 2009	Level 1	Level 2	Level 3	Total
Liabilities:
Net unrealized loss on open futures contracts	$(90,823)	$0	$0	$(90,823)
Net unrealized loss on open forward contracts	$0	$(61,868)	$0	$(61,868)

December 31, 2008	Level 1	Level 2	Level 3	Total
Assets:
Net unrealized gain on open futures contracts	$75,040	$0	$0	$75,040

Liabilities:
Net unrealized loss on open forward contracts	$0	$(24,542)	$0	$(24,542)

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

In April 2009, the FASB issued FASB Staff Position FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”). FSP FAS 157-4 clarified the application of SFAS 157. FSP FAS 157-4 provides additional guidance for how the fair value of a financial asset or liability is determined when the volume and level of activity for the asset or liability have significantly decreased and on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual periods after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, and is to be applied prospectively. The Trust adopted FSP FAS 157-4 effective January 1, 2009. As required, the Trust also adopted FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” effective January 1, 2009. Preferred, as Managing Owner of Series E, evaluated the impact of adopting FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2 on Series E’s financial statements. The adoption of these standards did not have an impact on Series E’s financial statements.

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

Cash represents amounts deposited with a bank and clearing brokers, a portion of which is restricted for purposes of meeting margin requirements, which typically range from 0% to 35% of the notional amounts of the derivatives traded. As of March 31, 2009 and December 31, 2008, restricted cash totaled $2,532,595 and $616,333, respectively. Series E receives interest on all cash balances held by its prime and commodity brokers at prevailing rates.

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

D.	Profit and Loss Allocations and Distributions

Through February 27, 2009, Series E allocated profits and losses for both financial and tax reporting purposes to its Interest holders weekly on a pro rata basis based on each owner’s Interests outstanding during the week. Subsequent to February 27, 2009, Series E allocated profits and losses for both financial and tax reporting purposes to its Interest holders monthly on a pro rata basis based on each owner’s Interests outstanding during the month. Distributions (other than redemptions of Interests) may be made at the sole discretion of the Managing Owner on a pro rata basis in accordance with the respective capital balances of the Interest holders. The Managing Owner has not and does not presently intend to make any distributions.

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

Series E pays its trading advisor, Graham Capital Management L.P. (the “Trading Advisor”) a management fee at an annual rate of 2% of Series E’s net asset value allocated to its management. Through February 27, 2009 the management fee was determined weekly and the sum of such weekly amounts was paid monthly. Subsequent to February 27, 2009, the management fee accrues and pays monthly. Series E also pays its Trading Advisor a quarterly incentive fee equal to 22% of such Trading Advisor’s “New High Net Trading Profits” (as defined in the advisory agreement). Incentive fees accrued weekly through February 27, 2009 and monthly subsequent to February 27, 2009. Incentive fees continue to be paid quarterly in arrears. Incentive fees of $31 and $0 were earned by Trading Advisor for the First Quarter 2009 and the First Quarter 2008.

C.	Administrative Services

Series E pays the Managing Owner administrative services fees at an annual rate of 6% of Series E’s net asset value excluding transaction fees which Series E pays to its commodity and prime broker. Through February 27, 2009, the fee was determined weekly and the sum of such weekly amounts was paid monthly. Subsequent to February 27, 2009, the fee is determined and paid monthly. Series E is also obligated to pay all floor brokerage expenses, give-up charges and NFA, clearing and exchange fees incurred in connection with Series E’s commodity trading activities.

Note 4.	RELATED PARTIES

Series E reimburses the Managing Owner or its affiliates for services they performed for Series E, which include, but are not limited to: accounting and financial management; registrar, transfer and assignment functions; investor communications; printing and other administrative services. However, to the extent that general and administrative expenses exceed 1.5% of Series E’s net asset value during the year (with a maximum of 0.5% attributable to other than legal and audit expenses) such amounts are borne by the Managing Owner and its affiliates. General and administrative expenses of $4,702 exceeded such limitations during the First Quarter 2009 and $0 during the First Quarter 2008. Because general and administrative expenses exceeded such limitations for the First Quarter 2009, a portion of the expenses related to services provided by the Managing Owner for Series E during First Quarter 2009 were borne by the Managing Owner and its affiliates.

WORLD MONITOR TRUST II – SERIES E

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 4.	RELATED PARTIES (CONTINUED)

The expenses incurred by Series E for services performed by the Managing Owner and its affiliates for Series E were:

	First Quarter 2009	First Quarter 2008
Administrative services	$300,707	$278,840
General and administrative	13,336	13,480

	314,043	292,320

General and administrative expenses borne by the Managing Owner and its affiliates	(4,702)	0

	$309,341	$292,320

Expenses payable to the Managing Owner and its affiliates (which are included in commissions, administrative services and other transaction fees payable and accrued expenses payable on the condensed statements of financial condition) as of March 31, 2009 and December 31, 2008 were $114,852 and $129,199, respectively.

Note 5.	DEPOSITS WITH COMMODITY AND PRIME BROKER

Series E deposits funds with a commodity broker subject to Commodity Futures Trading Commission (“CFTC”) regulations and various exchange and commodity broker requirements. Margin requirements are satisfied by the deposit of cash with such commodity broker. Series E earns interest income on assets deposited with the commodity broker.

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

Credit Risk (Continued)

The Managing Owner monitors compliance with these trading limitations and policies which include, but are not limited to, executing and clearing all trades with creditworthy counterparties; limiting the amount of margin or premium required for any one commodity or all commodities combined; and generally limiting transactions to contracts which are traded in sufficient volume to permit the taking and liquidating of positions. Additionally, pursuant to the advisory agreement among Series E, the Managing Owner and the Trading Advisor, Series E shall automatically terminate the Trading Advisor if the net asset value allocated to the Trading Advisor declines by 40% from the value at the beginning of any year or since the commencement of trading activities. Furthermore, the Sixth Amended and Restated Declaration of Trust and Trust Agreement provides that Series E will liquidate its positions, and eventually dissolve, if Series E experiences a decline in the net asset value of 50% from the value at the beginning of any year or since the commencement of trading activities. In each case, the decline in net asset value is after giving effect for distributions, and redemptions. The Managing Owner may impose additional restrictions (through modifications of trading limitations and policies) upon the trading activities of the Trading Advisor as it, in good faith, deems to be in the best interest of Series E.

Series E’s futures commission merchant, in accepting orders for the purchase or sale of domestic futures contracts, is required by CFTC regulations to separately account for and segregate as belonging to Series E all assets of Series E relating to domestic futures trading and is not allowed to commingle such assets with its other assets. At March 31, 2009 and December 31, 2008, such segregated assets totaled $8,941,367 and $9,439,386, respectively. Part 30.7 of the CFTC regulations also requires Series E’s futures commission merchant to secure assets of Series E related to foreign futures trading which totaled $(945) and $(56,053), at March 31, 2009 and December 31, 2008, respectively. There are no segregation requirements for assets related to forward trading.

As of March 31, 2009, Series E’s open futures and forward contracts mature within eighteen months.

WORLD MONITOR TRUST II – SERIES E

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 7.	FINANCIAL HIGHLIGHTS

The following information presents per Interest operating performance data and other supplemental financial data for the three months ended March 31, 2009 and for the period January 1, 2008 to March 28, 2008. This information has been derived from information presented in the financial statements.

	First Quarter 2009	First Quarter 2008
Per Interest Performance
(for an Interest outstanding throughout the entire period)

Net asset value per Interest at beginning of period	$226.47	$178.44

Net realized gain (loss) and change in net unrealized gain (loss) on commodity transactions(1)	(8.70)	22.47
Interest income(1)	0.04	0.93
Expenses(1)	(5.47)	(4.64)

Net increase (decrease) for the period	(14.13)	18.76

Net asset value per Interest at end of period	$212.34	$197.20

Total Return(3)
Total return before incentive fees	(6.24)%	10.51%
Incentive fees	0.00%	0.00%

Total return after incentive fees	(6.24)%	10.51%

Supplemental Data
Ratios to average net asset value:
Net investment loss before incentive fees(2), (4)	(9.67)%	(7.89)%
Incentive fees(3)	0.00%	0.00%

Net investment loss after incentive fees	(9.67)%	(7.89)%

Interest income(4)	0.08%	1.99%

Incentive fees(3)	0.00%	0.00%
Other expenses(4)	9.75%	9.88%

Total expenses	9.75%	9.88%

Total returns are calculated based on the change in value of an Interest during the period. An individual Interest holder’s total returns and ratios may vary from the above total returns and ratios based on the timing of redemptions.

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

This report on Form 10-Q (the “Report”) for the quarter ending March 31, 2009 (“First Quarter 2009”) includes forward-looking statements that reflect the current expectations of Preferred Investment Solutions Corp. (“Preferred or the Managing Owner”), the managing owner of World Monitor Trust II – Series E (“Registrant”), about the future results, performance, prospects and opportunities of Registrant. The Managing Owner has tried to identify these forward-looking statements by using words such as “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “should,” “estimate” or the negative of those terms or similar expressions. These forward-looking statements are based on information currently available to the Managing Owner and are subject to a number of risks, uncertainties and other factors, both known, such as those described in this Report, and unknown, that could cause Registrant’s actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements.

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

Introduction

General

World Monitor Trust II (the “Trust”) is a business trust organized under the laws of Delaware on April 22, 1999. The Trust consists of three separate and distinct series (“Series”): Series D, Series E and Series F. Series D, E and F commenced trading operations on March 13, 2000, April 6, 2000 and March 1, 2000, respectively, and each Series will continue to exist until terminated pursuant to the provisions of Article XIII of the Sixth Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”). The assets of each Series are segregated from those of the other Series, separately valued and independently managed. Each Series was formed to engage in the speculative trading of a diversified portfolio of futures, forward and options contracts, and may, from time to time, engage in cash and spot transactions. The trustee of the Trust is Wilmington Trust Company. The Managing Owner serves as the managing owner of the Trust and each Series, including Registrant. Registrant was formed to engage in the speculative trading of commodity futures, forwards and option contracts. Registrant’s fiscal year for book and tax purposes ends on December 31.

Registrant is engaged solely in the business of commodity futures and forward trading; therefore, presentation of industry segment information is not applicable.

In 2009, the Managing Owner of Registrant determined that, effective March 1, 2009, Interests in Registrant can only be redeemed as of the last business day of each month. Through February 27, 2009, investors were able to redeem their Interests on a weekly basis on the Friday of each week.

Managing Owner and its Affiliates

Preferred has been the managing owner of Registrant since October 1, 2004.

Effective December 1, 2008, in accordance with the Fourth Amended and Restated Declaration of Trust and Trust Agreement, the Managing Owner is no longer required to maintain at least a 1% interest in Registrant. As such, the Managing Owner redeemed its entire interest in each Series in 2009.

The Trading Advisor

Registrant has entered into an advisory agreement (the “Advisory Agreement”) with Graham Capital Management, L.P. (the “Trading Advisor” or “Graham”) to make the trading decisions for Registrant. Graham trades 100% of Registrant’s assets pursuant to Graham’s Global Diversified Program. The Advisory Agreement may be terminated for various reasons, including at the discretion of Registrant. Through February 27, 2009, Registrant, accrued weekly and paid monthly a management fee equal to a weekly rate of approximately 0.038% (2% annually) of the assets allocated to the Trading Advisor. Subsequent to February 27, 2009, Registrant accrues and pays monthly a management fee equal to  1/12th of 2% (2% annually) of the assets allocated to the Trading Advisor. Registrant also pays the Trading Advisor an incentive fee of 22% of New High Net Trading Profits (as defined in the Advisory Agreement) generated by Registrant. Through February 27, 2009, incentive fees accrued weekly and were paid quarterly in arrears. Subsequent to February 27, 2009, incentive fees are accrued monthly and are ultimately determined as of the last business day of each calendar quarter.

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

Employees

Registrant has no employees. Management and administrative services for Registrant are performed by the Managing Owner or third parties pursuant to the Trust Agreement, as further discussed in Notes 3 and 4 to Registrant’s financial statements included in its annual report for the year ended December 31, 2008 (“Registrant’s 2008 Annual Report”), which is filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2008.

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

The Managing Owner has evaluated Registrant’s financial statements and related disclosures and has determined that the policies discussed below are critical accounting policies because they involve estimates, judgments and assumptions that are particularly complex, subjective or uncertain. For further discussion of Registrant’s significant accounting policies, see Note 2 to Registrant’s financial statements for the year ended December 31, 2008, which is filed as an exhibit to Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2008.

The valuation of Registrant’s investments that are not traded on a United States or internationally recognized futures exchange is a critical accounting policy. The market values of futures (exchange traded) contracts is verified by Registrant’s administrator, which obtains valuation data from third party data providers such as Bloomberg, Reuters and/or Super Derivatives and compares those prices with Registrant’s clearing broker. The market value of currency swap and forward (non-exchange traded) contracts is extrapolated on a forward basis from the spot prices quoted as of 4 PM on the last business day of the reporting period. All values assigned by the administrator and confirmed by the Managing Owner are final and conclusive as to all of Registrant’s Unitholders.

As such, if actual results vary from estimates used, they are not anticipated to have a material impact on the financial statements and related disclosures.

Registrant records all investments at fair value in its financial statements, with changes in fair value reported as a component of Trading Profits (Losses) in the Statements of Operations. Generally, fair values are based on quoted market prices; however, in certain circumstances, significant judgments and estimates are involved in determining fair value in the absence of an active market closing price. Registrant considers prices for exchange traded commodity futures and options contracts to be based on quoted prices in active markets for identical assets (Level 1). The values of forwards, swaps, and certain option contracts for which market quotations are not readily available are priced by Super Derivatives, Bloomberg, Reuters and or other third party data providers who derive fair values for those assets from observable inputs (Level 2). Registrant does not currently have any investments valued using Level 3 inputs. Level 3 inputs reflect Registrant’s assumptions that it believes market participants would use in pricing the asset or liability. Registrant develops Level 3 inputs based on the best information available in the circumstances, which may include indirect correlation to a market value, combinations of market values or Registrant’s proprietary data. Level 3 inputs generally include information derived through extrapolation or interpolation of observable market data.

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

The Registrant adopted SFAS 157 in the first quarter of 2008. The adoption of SFAS 157 had no impact to the investments in the Registrant’s financial statements. Of its unrealized losses at March 31, 2009, $(90,823) or 59.48% of Registrant’s investment is classified as Level 1 and $(61,868) or 40.52% as Level 2. Of its unrealized gain (losses) on open futures and forward contracts at December 31, 2008, $75,040 or 148.60% of the Registrant’s investments are classified as Level 1 and $(24,542) or (48.60)% as Level 2. There are no Level 3 investments on March 31, 2009 or December 31, 2008 using the fair value hierarchy of SFAS 157.

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

In April 2009, the FASB issued FASB Staff Position FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”). FSP FAS 157-4 clarified the application of SFAS 157. FSP FAS 157-4 provides additional guidance for how the fair value of a financial asset or liability is determined when the volume and level of activity for the asset or liability have significantly decreased and on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual periods after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, and is to be applied prospectively. The Registrant adopted FSP FAS 157-4 effective January 1, 2009. As required, the Registrant also adopted FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” effective January 1, 2009. Preferred, as Managing Owner of the Registrant, evaluated the impact of adopting FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2, on the Registrant’s financial statements. The adoption of these standards did not have an impact on Registrant’s financial statements.

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

In April 2007, the FASB Staff Position released FASB Fin No. 39-1 “Offsetting of Amounts Related to Certain Contracts” (“FSP FIN 39-1”). FSP FIN 39-1 requires that offsetting of assets and liabilities in the balance sheet is improper except where a right of setoff exists. The application of FSP FIN 39-1 is required for fiscal years beginning after November 15, 2007 and interim period within those fiscal years. The Managing Owner evaluated the impact of adopting FSP FIN 39-1 and its impact on the Registrant’s financial statements. The adoption of this standard did not have an impact on the Registrant’s financial statements.

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

For the First Quarter 2009 and January 1, 2008 to March 28, 2008 (“First Quarter 2008”), subscriptions of Limited Interests and General Interests were $0 and $0, respectively.

Effective March 1, 2009, Interests in the Registrant can only be redeemed as of the last business day of each month. Through February 27, 2009, Investors were able to redeem their Interests on a weekly basis on the Friday of each week. For First Quarter 2009, redemptions of Limited Interests and General Interests were $438,011 and $197,480, respectively. For First Quarter 2008, redemptions of Limited Interests and General Interests were $1,467,950 and $17,016, respectively. Future redemptions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

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

Since Registrant’s business is to trade futures and forward contracts, its capital is at risk due to changes in the value of these contracts (market risk) or the inability of counterparties to perform under the terms of the contracts (credit risk). Registrant’s exposure to market risk is influenced by a number of factors including the volatility of interest rates and foreign currency exchange rates, the liquidity of the markets in which the contracts are traded and the relationships among the contracts held. The inherent uncertainty of Registrant’s speculative trading as well as the development of drastic market occurrences could result in losses considerably beyond Registrant’s experience to date and could ultimately lead to a loss of all or substantially all of investors’ capital. The Managing Owner attempts to minimize these risks by requiring Registrant and the Trading Advisor to abide by various trading limitations and policies, which include limiting margin amounts, trading only in liquid markets and permitting the use of stop loss provisions. For a further discussion of the credit and market risks associated with Registrant’s futures and forward contracts, see Note 6 to Registrant’s financial statements for the year ended December 31, 2008, which is filed as an exhibit to Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2008.

Registrant does not have, nor does it expect to have, any capital assets.

Market Overview

Following is a market overview for First Quarter 2009 and First Quarter 2008:

First Quarter 2009

Many of the same economic problems that faced the US economy in the last months of 2008 were still apparent in the first three months of 2009 as President Obama was inaugurated. However, as the quarter progressed, there was at least a glimmer of hope, particularly in March. The “fear factor” was still very much in place, but to a somewhat lesser degree than at the start of the year. The major feature of the first quarter was a series of massive liquidity additions from the Federal Reserve (the “Fed”) as they spent, lent or guaranteed $12.8 trillion. Also, the Fed announced they would buy significant quantities of Treasury paper going forward, resulting in the worst quarter for US Treasuries since 1996, as the Merrill Lynch Master Index plunged.

US economic data during the first quarter can only be described as bleak, as neither housing nor employment showed signs of imminent improvement. The Unemployment Rate rose to over 8.1% at the end of the quarter and payroll fell by an additional 650,000 in March as the economy lost over 5 million jobs since the US recession began. Housing Starts showed improvement in February, rising over 20% after it dropped nearly 40% in the three preceding months. Industrial production recorded consecutive months of decline through the first quarter. The latest fourth quarter Gross Domestic Product (“GDP”) revision came in at -6.3%, which is the worst in nearly three decades. The consumer held retrenched as Retail Sales fell 1.1% in March, were off 1.2% for the quarter and down 9.4% in the past twelve months.

Europe and Asia experienced a quarter similar to the US, with the exception of China. China’s GDP projections, however, were downgraded by almost 2%. As in the US, foreign central banks engaged in massive liquidity additions and bank bailout initiatives. The UK was particularly aggressive as the Bank of England cut its key lending rate to a record low 0.5% and announced an unprecedented plan to buy 75 billion pounds of commercial paper. The European Central Bank cut rates consistently throughout the quarter but at a less aggressive pace, despite anemic economic conditions. Concerns surrounding the health of the Eastern European banking sector lingered as the quarter concluded. Japan’s recession worsened materially during the first quarter, even as the Bank of Japan engaged in three liquidity-adding measures. Japan appears to be behind both the US, UK and Western Europe in its economic recovery mode. Australia and New Zealand suffered as the leading economic index for Australia hit a 26-year low in February.

Currencies: The Dollar Index ended March down overall. However, the dollar continued as the currency of choice on a flight-to-safety basis, despite noises from China and Russia regarding a proposed new global currency. The Obama administration quickly emphasized a continued policy for a strong dollar. During the quarter, the euro gained ground to the pound, while the US dollar advanced versus both. At one point, sterling was under $1.38 before ending the quarter at approximately $1.44, as the UK economy holds a basket case, led by plunging house prices. The yen periodically attracted flight-to-safety demand but that steadily lessened as the quarter developed. Japanese GDP continued to retract and there were few apparent inflationary pressures, while technical indicators pointed to modest additional weakness for the yen vs. the dollar and euro. The Australian and New Zealand dollars scored gains to both the yen and dollar to cap the quarter.

Energies: Crude ended the quarter at almost $50 per barrel, an 11% overall gain, as the market appeared to run into resistance at that level. At one point in early February, crude was down over 23% year-to-date before rallying 12% in the final week of the month. Crude closed March with a double-digit gain, clearly aided by the global equity rally. Demand destruction is still apparent with the latest data showing declines in consumption. OPEC’s member compliance appeared to hold, although there were rumblings of possible erosion. Reformulated gasoline prices edged up in March as gasoline at the pump rose. Natural gas inventories remained well above 5-year averages, which drove prices lower to close the quarter.

Indices: March proved to be the best month for US equities since 2002. However, the overall quarterly result was not pretty as the Dow Jones fell an overall approximate 13.3%. Only three of thirty components ended the period with higher prices; IBM, Home Depot and Intel. The NASDAQ lost over 3% for the quarter and the broad based S&P 500 fell over 11%. After being a severe drag on the market for months, financial and banking issues led a late first quarter rally. Asian and European equities experienced an overall positive March but, as in the US, lost ground for the quarter. The key European markets, FTSE, DAX and CAC ended the quarter down overall 10%, 17% and 15%, respectively. The leading Asian equity indices, the Nikkei and Hang Seng, ended the quarter down 14% and 6%, respectively. Korea’s Kospi ended the period with an overall 5% gain as buyers were encouraged by liquidity measures to aid the Korean economy. Australia and New Zealand both scored gains in March, however they suffered quarterly losses. Russia broke a six month losing streak with an approximate 27% surge to cap the quarter.

Agriculturals: Compared to the year-end rally seen in December 2008, during the first quarter of 2009, the agricultural markets saw both price and participation decline. The drop in Open Interest was the most notable, especially given its relative levels, as compared to historical pricing. In all of the four major markets, corn, soybeans, wheat and cotton, the Open Interest fell to the lowest levels seen since 2005. Prices, however, remained well above both comparative and historical norms and only the cotton market showed a resemblance to its historic norm during the quarter.

Metals: Copper rebounded in January despite a huge rise in inventories. Aluminum did not fare as well, losing over 10% following evidence of increased Chinese exports. Zinc and nickel experienced losses within the DJ AIG Index as both saw huge increases. Gold continued upwards through February as a steady pattern of flight-to-safety demand continued to emanate from plunging global equity values and the severe global banking crisis. Silver followed gold’s pattern and realized a positive overall February. Platinum and palladium posted gains for February as well. As for base metals, increased Chinese demand drove prices higher for copper and zinc. However, sluggish global steel demand persists for nickel with few indications of imminent improvement. Following four consecutive monthly gains, gold fell slightly in March. The metal was hurt toward month-end by a firmer US dollar as well as reduced flight-to-quality demand. A rally in global equities and benign global inflation data also contributed to lower performance. Physical demand outside of jewelry remained strong, with the notable exception of India where imports were flat in March. Silver traded in a volatile pattern and ended March with overall losses. Copper staged a limited rally in March and posted overall gains, attributable to China’s inventory stockpiling. Aluminum, zinc and lead posted gains in March as nickel prices fell modestly.

Softs and Livestock: In January, coffee rose over 8% within the DJ AIG Index, despite some end-of-month producer selling. Crop concerns surrounding Colombia and Central America were among the supportive factors. Coffee and cocoa prices both edged up in March. In January, sugar turned in solid performance, gaining over 6.5% within the DJ AIG Index and extended its rally into February. Cattle prices fell seven consecutive months within the DJ AIG Index on poor US demand and weak exports but rose finally in March. Live hogs rose over 3% in January on rumors of increased Russian purchases but fell again in February and March due to high corn prices and weak demand.

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

Sector Performance

Due to the nature of Registrant’s trading activities, a period-to-period comparison of its trading results is not meaningful. However, a discussion of Registrant’s trading results for the major sectors in which Registrant traded for First Quarter 2009 and First Quarter 2008 are presented below.

First Quarter 2009

Currencies: (-) Registrant experienced the majority of its gains in the Japanese yen, New Zealand dollar and Israeli sheckel. The majority of the losses were realized in the Australian dollar, Canadian dollar, euro and South African rand.

Energies: (+) Registrant experienced in the natural gas sector. Losses were experienced in Brent crude and crude oil.

Grains: (-) Registrant experienced losses in corn, cotton, wheat and soybeans.

Indices: (-) Registrant experienced a majority of its gains in the DJ Stoxx 50, IBEX and Dow Jones Industrial Average. Losses were experienced in the DAX, Nasdax, and Nikkei.

Interest Rates: (-) Registrant experienced a majority of its gains in the Euribor, Eurodollar, 2-year German Bond and short sterling. Losses were made in the Euroyen, Japanese Government Bonds, London Gilts and US Treasury Notes.

Meats: (+) Registrant experienced gains in live cattle.

Metals: (-) Registrant experienced gains in aluminum. Losses were made in gold, zinc and silver.

Softs: (-) Registrant experienced losses in coffee, cocoa and sugar.

First Quarter 2008

Currencies: (+) Registrant experienced the majority of its losses in the Turkish lira, Israeli sheckel, Australian dollar, New Zealand dollar, and Singapore dollar. The majority of the gains were made in the Korean won, the euro, the Hungarian forint, Canadian dollar and US dollar.

Energies: (+) Registrant experienced gains in crude oil, heating oil, natural gas, gas oil and brent crude.

Grains: (+) Registrant experienced losses in soybeans and soybean meal. Gains were experienced in wheat, cotton and corn.

Indices: (+) Registrant experienced a majority of its gains in the DJ Stoxx 50, the Nikkei, the Hang Seng and the CAC 40. The majority of losses were experienced in the IBEX, Russell 2000 and the Dow Jones Industrial Average.

Interest Rates: (-) Registrant experienced a majority of its losses in the German Bund, the German 2-year Bonds, Short Sterling and the Euribor. The majority of gains were experienced in U.S. Treasury Notes and Japanese Government Bonds.

Meats: (+) Registrant experienced gains in live cattle.

Metals: (-) Registrant experienced losses in aluminum, gold and copper. Gains were made in silver.

Softs: (-) Registrant experienced losses in coffee, cocoa and sugar.

Results of Operations

The net asset value (“Net Asset Value”) per Interest as of March 31, 2009 was $212.34, a decrease of 6.24% from the December 31, 2008 Net Asset Value per Interest of $226.47. The Net Asset Value per Interest as of March 28, 2008 was $197.20, an increase of 10.51% from the December 31, 2007 Net Asset Value per Interest of $178.44. Past performance is not necessarily indicative of future results.

Registrant’s trading gains (losses) before commissions and related fees during First Quarter 2009 and First Quarter 2008 were approximately $(793,000) and $2,292,000, respectively.

Registrant’s average net asset level increased during the First Quarter 2009 in comparison to the First Quarter 2008 primarily due to the positive trading performance during 2008 which more than offset the effect of redemptions. Registrant’s average net asset level decreased during the First Quarter 2008 in comparison to the First Quarter 2007 primarily due to the effect of redemptions.

Interest income is earned on the average daily equity maintained with the clearing broker and bank at competitive interest rates and, therefore, varies according to interest rates, trading performance and redemptions. Interest income decreased by approximately $91,000 during First Quarter 2009 as compared to First Quarter 2008 primarily due to declining interest rates which more than offset the effects of the increase in average nets assets discussed above. Interest income decreased by approximately $179,000 during the First Quarter 2008 as compared to First Quarter 2007 primarily due to declining interest rates and reduced average net asset levels, as discussed above.

Through February 27, 2009, administrative services and other transaction fees were calculated on Registrant’s Net Asset Value at the end of each week, and therefore, varied according to weekly trading performance and redemptions. Subsequent to February 27, 2009, administrative services and other transaction fees are calculated on Registrant’s Net Asset Value on the last business day of each month, and therefore, vary according to monthly trading performance and redemptions. Other transaction fees consist of National Futures Association, exchange and clearing fees as well as floor brokerage costs and give-up charges, which are based on the number of trades the Trading Advisor executes, as well as which exchange, clearing firm or bank on, or through, which the contract is traded. Administrative services and other transaction fees increased by approximately $21,000 in First Quarter 2009 as compared to First Quarter 2008 primarily due to increased average net asset levels discussed above. Administrative services and other transaction fees decreased by approximately $42,000 in First Quarter 2008 as compared to First Quarter 2007 primarily due to reduced average net asset levels discussed above.

Through February 27, 2009, management fees were calculated on Registrant’s Net Asset Value at the end of each week, and therefore, were affected by weekly trading performance and redemptions. Subsequent to February 27, 2009, management fees are calculated on Registrant’s Net Asset Value at the end of each month, and therefore, are affected by monthly trading performance and redemptions. Management fees increased by approximately $7,000 during the First Quarter 2009 as compared to First Quarter 2008 primarily due to increased average net asset levels discussed above. Management fees decreased by approximately $15,000 during the First Quarter 2008 as compared to First Quarter 2007 primarily due to reduced average net asset levels discussed above.

Through February 27, 2009, incentive fees were based on the “New High Net Trading Profits” (as defined in the Advisory Agreement) generated by the Trading Advisor, accrued weekly and were ultimately determined as of the close of business on the last Friday of each calendar quarter. Subsequent to February 27, 2009, incentive fees are based on the “New High Net Trading Profits” generated by the Trading Advisor, are accrued monthly and are ultimately determined as of the last business day of each calendar quarter. Incentive fees of $31 were earned in the First Quarter 2009 and no incentive fees were earned during the First Quarter 2008.

General and administrative expenses were approximately $65,000 and $60,000 in First Quarter 2009 and First Quarter 2008, respectively. These expenses include accounting, audit, tax, and legal fees, as well as printing and postage costs related to reports sent to limited owners and are before reimbursement of costs incurred by the Managing Owner on behalf of Registrant. To the extent that general and administrative expenses exceed 1.5% of Registrant’s Average Net Asset Value during the year (with a maximum of 0.5% attributable to other than legal and audit expenses), such amounts are borne by the Managing Owner and its affiliates. During First Quarter 2009, such amounts borne by the Managing Owner and its affiliates were approximately $4,700. No such expenses exceeded these limits during the First Quarter 2008.

Inflation

Inflation has had no material impact on the operations or on the financial condition of Registrant from inception through March 31, 2009.

Off-Balance Sheet Arrangements and Contractual Obligations

As of March 31, 2009, Registrant had not utilized special purpose entities to facilitate off-balance sheet financing arrangements and has no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers, such as our accountants, undertake in performing services which are in the best interests of Registrant. While Registrant’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on Registrant’s financial position.

Registrant’s contractual obligations are with the Managing Owner, Trading Advisor and the Registrant’s commodity broker. Management fees payable by Registrant to the Trading Advisor and the Managing Owner are calculated as a fixed percentage of Registrant’s Net Asset Value. Incentive fees payable by Registrant to the Trading Advisor are at a fixed rate, calculated as a percentage of Registrant’s “New High Net Trading Profits”. As such, the Managing Owner cannot anticipate the amounts to be paid for future periods as Net Asset Values and “New High Net Trading Profits” are not known until a future date. Commissions payable to Registrant’s commodity broker are based on a cost per executed trade and, as such, the Managing Owner cannot anticipate the amount that will be required under the brokerage agreement, as the level of executed trades are not known until a future date. These agreements are effective for one-year terms, renewable automatically for additional one-year terms unless terminated. Additionally, these agreements may be terminated by either party thereto for various reasons. For a further discussion of Registrant’s contractual obligations, see Notes 1 and 3 to Registrant’s financial statements for the year ended December 31, 2008, which is filed as an exhibit to Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2008.

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

The Managing Owner’s management, under the supervision and with the participation of certain officers of the Managing Owner (including the Managing Owner’s Co-Chief Executive Officers and Director of Fund Administration), has evaluated the effectiveness of Registrant’s disclosure controls and procedures as of the end of the period covered by this report. Based upon such evaluation, the Managing Owner’s Co-Chief Executive Officers and Director of Fund Administration have concluded that, as of the end of such period, Registrant’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in Registrant’s internal control over financial reporting (as defined in Rules 13a – 15(f) and 15d – 15(f) under the Exchange Act) during the first quarter of 2009 that have materially affected, or are reasonably likely to materially affect, Registrant’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

There are no legal proceedings pending by or against Registrant or the Managing Owner, or to which Registrant or Managing Owner was a party during the period covered by this Report.

Item 1.A.	Risk Factors

There have been no changes from risk factors as previously disclosed in Registrant’s Form 10-K for the fiscal year ended December 31, 2008.

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

WORLD MONITOR TRUST II – SERIES E

By:	Preferred Investment Solutions Corp.,
its managing owner

	By:	/s/ Kenneth A. Shewer	Date: May 14, 2009
	Name:	Kenneth A. Shewer
	Title:	Co-Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ David K. Spohr	Date: May 14, 2009
	Name:	David K. Spohr
	Title:	Senior Vice President and Director of Fund Administration
(Principal Financial/Accounting Officer)