Form 10-Q
period 2009-06-30
WORLD MONITOR TRUST II SERIES E
filed 2009-08-12
CIK 1090701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: June 30, 2009

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

WORLD MONITOR TRUST II – SERIES E

INDEX TO QUARTERLY REPORT ON FORM 10-Q

JUNE 30, 2009

		Page
PART I – FINANCIAL INFORMATION		3

Item 1.	Financial Statements	3

	Condensed Statements of Financial Condition (Unaudited) as of June 30, 2009 and December 31, 2008	5

	Condensed Schedules of Investments (Unaudited) as of June 30, 2009 and December 31, 2008	6

	Condensed Statements of Operations (Unaudited) for the Three Months Ended June 30, 2009 and the Period March 29, 2008 to June 27, 2008 and the Six Months Ended June 30, 2009 and the Period January 1, 2008 to June 27, 2008	7

	Condensed Statements of Changes in Trust Capital (Unaudited) for the Six Months Ended June 30, 2009 and the Period January 1, 2008 to June 27, 2008	8

	Notes to Condensed Financial Statements (Unaudited)	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30

Item 4.	Controls and Procedures	30

PART II – OTHER INFORMATION		31

Item 1.	Legal Proceedings	31

Item 1.A.	Risk Factors	31

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 3.	Defaults Upon Senior Securities	31

Item 4.	Submission of Matters to a Vote of Security Holders	31

Item 5.	Other Information	31

Item 6.	Exhibits:	32

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK;

FINANCIAL STATEMENTS TO FOLLOW]

WORLD MONITOR TRUST II – SERIES E

FINANCIAL STATEMENTS

June 30, 2009

WORLD MONITOR TRUST II – SERIES E

CONDENSED STATEMENTS OF FINANCIAL CONDITION

June 30, 2009 (Unaudited) and December 31, 2008

	June 30, 2009	December 31, 2008
ASSETS
Cash and cash equivalents (See Note 2)	$15,596,304	$21,360,098
Receivable from Managing Owner	32,108	21,164
Net unrealized gain on open futures contracts	0	75,040

Total assets	$15,628,412	$21,456,302

LIABILITIES
Net unrealized loss on open futures contracts	$106,919	$0
Net unrealized loss on open forward contracts	123,097	24,542
Commissions, administrative services and other transaction fees payable	20,648	115,285
Accrued expenses payable	76,163	53,701
Management fees payable	25,153	38,380
Incentive fees payable	0	255,256
Redemptions payable	361,981	27,452

Total liabilities	713,961	514,616

TRUST CAPITAL (Net Asset Value)
Limited Interests (76,515.194 and 91,541.646 interests outstanding) at June 30, 2009 and December 31, 2008, respectively	14,914,451	20,731,073
Managing Owner Interests (0 and 930 interests outstanding) at June 30, 2009 and December 31, 2008, respectively	0	210,613

Total trust capital (Net Asset Value)	14,914,451	20,941,686

Total liabilities and trust capital	$15,628,412	$21,456,302

Net Asset Value per Limited and Managing Owner Interest

June 30, 2009	December 31, 2008
$194.92	$226.47

See accompanying notes.

WORLD MONITOR TRUST II – SERIES E

CONDENSED SCHEDULES OF INVESTMENTS

June 30, 2009 (Unaudited) and December 31, 2008

	June 30, 2009		December 31, 2008
Futures and Forward Contracts	Net Unrealized Gain (Loss) as a % of Trust Capital	Net Unrealized Gain (Loss)	Net Unrealized Gain (Loss) as a % of Trust Capital	Net Unrealized Gain (Loss)
Futures contracts purchased:
Commodities	(0.02)%	$(2,498)	0.03%	$6,370
Energy	(0.27)%	(39,913)	0.00%	0
Interest rates	(0.10)%	(14,734)	0.44%	91,559
Stock indices	0.35%	51,507	0.00%	0

Net unrealized gain (loss) on futures contracts purchased	(0.04)%	(5,638)	0.47%	97,929

Futures contracts sold:
Commodities	(0.12)%	(17,366)	(0.09)%	(18,227)
Currencies	0.04%	5,315	0.00%	0
Energy	0.00%	685	0.00%	0
Interest rates	(0.60)%	(89,915)	0.00%	0
Stock indices	0.00%	0	(0.02)%	(4,662)

Net unrealized loss on futures contracts sold	(0.68)%	(101,281)	(0.11)%	(22,889)

Net unrealized gain (loss) on futures contracts	(0.72)%	$(106,919)	0.36%	$75,040

Forward currency contracts purchased:
Net unrealized gain (loss) on forward contracts purchased	0.42%	$63,294	(0.72)%	$(149,293)

Forward currency contracts sold:
Net unrealized gain (loss) on forward contracts sold	(1.25)%	(186,391)	0.60%	124,751

Net unrealized loss on forward contracts	(0.83)%	$(123,097)	(0.12)%	$(24,542)

See accompanying notes.

WORLD MONITOR TRUST II – SERIES E

CONDENSED STATEMENTS OF OPERATIONS

For the Three Months Ended June 30, 2009 and the Period March 29, 2008 to June 27, 2008 and

For the Six Months Ended June 30, 2009 and the Period January 1, 2008 to June 27, 2008

(Unaudited)

	For the Three Months Ended June 30, 2009	For the Period March 29, 2008 to June 27, 2008	For the Six Months Ended June 30, 2009	For the Period January 1, 2008 to June 27, 2008
REVENUES
Realized	$(927,122)	$1,027,688	$(1,517,326)	$3,338,559
Change in unrealized	(77,325)	506,868	(280,514)	487,536
Interest income	2,670	61,815	6,611	157,176

Total revenues	(1,001,777)	1,596,371	(1,791,229)	3,983,271

EXPENSES
Commission, administrative services and other transaction fees	303,266	333,465	643,831	653,623
Management fees	85,108	98,711	185,034	191,531
Incentive fees	0	0	31	0
General and administrative	67,623	54,555	133,044	114,558

Total expenses	455,997	486,731	961,940	959,712
General and administrative expenses borne by the Managing Owner and affiliates	(27,406)	(13,159)	(32,108)	(13,159)

Net expenses	428,591	473,572	929,832	946,553

NET INCOME (LOSS)	$(1,430,368)	$1,122,799	$(2,721,061)	$3,036,718

NET INCOME (LOSS) PER WEIGHTED AVERAGE LIMITED AND MANAGING OWNER INTEREST
Net income (loss) per weighted average Limited and Managing Owner Interest	$(17.43)	$11.58	$(30.57)	$30.51

Weighted average number of Limited and Managing Owner Interests outstanding	82,075	96,936	89,022	99,518

See accompanying notes.

WORLD MONITOR TRUST II – SERIES E

CONDENSED STATEMENTS OF CHANGES IN TRUST CAPITAL

For the Six Months Ended June 30, 2009 and

For the Period January 1, 2008 to June 27, 2008

(Unaudited)

	Interests	Limited Interests	Managing Owner Interests	Total
For the Six Months Ended June 30, 2009

Trust capital at December 31, 2008	$92,471.646	$20,731,073	$210,613	$20,941,686

Redemptions	(15,956.452)	(3,108,694)	(197,480)	(3,306,174)

Net loss for the six months ended June 30, 2009		(2,707,928)	(13,133)	(2,721,061)

Trust capital at June 30, 2009	$76,515.194	$14,914,451	$0	$14,914,451

For the Period January 1, 2008 to June 27, 2008

Trust capital at December 31, 2007	$106,289.769	$18,774,125	$192,360	$18,966,485

Redemptions	(10,368.614)	(1,958,424)	(22,026)	(1,980,450)

Net income for the period January 1, 2008 to June 27, 2008		3,005,199	31,519	3,036,718

Trust capital at June 27, 2008	$95,921.155	$19,820,900	$201,853	$20,022,753

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

In 2009, Preferred Investment Solutions Corp., the managing owner of Series D, E and F, determined that effective March 1, 2009, Interests in Series D, E and F can only be redeemed as of the last business day of each month. Through February 27, 2009, redemptions were permitted on a weekly basis. As a result, through 2008, interim period financial statements of Series D, E and F were as of the last valuation day in the last week of the period. Beginning in 2009, interim period financial statements of Series D, E and F are as of the last day of a calendar quarter.

Effective May 5, 2009, Preferred Investment Solutions Corp. changed its name to Kenmar Preferred Investments Corp. (“Preferred” or the “Managing Owner”). Preferred or Managing Owner refers to either Preferred Investment Solutions Corp. or Kenmar Preferred Investments Corp., depending on the applicable period discussed.

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

WORLD MONITOR TRUST II – SERIES E

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.	Basis of Accounting

The condensed statement of financial condition, including the condensed schedule of investments, as of June 30, 2009, the condensed statements of operations for the three months ended June 30, 2009 (“Second Quarter 2009”), the period March 29, 2008 to June 27, 2008 (“Second Quarter 2008”), the six months ended June 30, 2009 (“Year-To-Date 2009”) and the period January 1, 2008 to June 27, 2008 (“Year-To-Date 2008”), and the condensed statements of changes in trust capital for the Year-To-Date 2009 and Year-To-Date 2008, are unaudited. In the opinion of the Managing Owner, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of Series E as of June 30, 2009 and the results of its operations for the Second Quarter 2009, Second Quarter 2008, Year-To-Date 2009 and Year-To-Date 2008. The operating results for these interim periods may not be indicative of the results expected for a full year.

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

The financial statements of Series E are prepared in accordance with accounting principles generally accepted in the United States of America, which requires the Managing Owner to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Commodity futures and foreign exchange transactions are reflected in the accompanying condensed statements of financial condition on the trade date. Net unrealized gain or loss on open contracts (the difference between contract trade price and market price) are offset when reflected in the financial statements since the contracts are executed with the same counter party under a master netting arrangement. The market value of futures (exchange-traded) contracts is based upon the closing quotation on the various futures exchanges on which the contract is traded. The values which will be used by Series E for open forward and option positions will be provided by its administrator, who obtains market quotes from data vendors and third parties. Any change in net unrealized gain or loss during the current period is reported in the condensed statement of operations. Realized gains and losses on transactions are recognized in the period in which the contracts are closed. Brokerage commissions include other trading fees and are charged to expense when incurred.

Series E has elected not to provide a Statement of Cash Flows since substantially all of Series E’s investments are highly liquid and carried at fair value, Series E has little or no debt and a Statement of Changes in Trust Capital is provided.

WORLD MONITOR TRUST II – SERIES E

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

A.	Basis of Accounting (Continued)

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157 (“SFAS 157”), “Fair Value Measurements”. SFAS 157 requires use of a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels: quoted market prices in active markets for identical assets and liabilities (Level 1), inputs other than quoted market prices that are observable for the asset or liability, either directly or indirectly (Level 2), and unobservable inputs for the asset or liability (Level 3). SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.

The Trust adopted SFAS 157 in the first quarter of 2008. The adoption of SFAS 157 had no impact to assets and liabilities required to be carried at fair value (investments) in these financial statements.

The Trust considers prices for exchange traded commodity futures and options contracts to be based on quoted prices in active markets for identical assets (Level 1). The values of forwards, swaps and certain options contracts for which market quotations are not readily available are priced by third party data providers such as Bloomberg, Reuters, and or Super Derivatives who derive fair values for those assets from models with observable inputs (Level 2). There are no Level 3 investments on June 30, 2009 or December 31, 2008.

The following table summarizes the assets and liabilities measured at fair value using the fair value hierarchy:

June 30, 2009	Level 1	Level 2	Level 3	Total
Liabilities:
Net unrealized loss on open futures contracts	$(106,919)	$0	$0	$(106,919)
Net unrealized loss on open forward contracts	$0	$(123,097)	$0	$(123,097)

December 31, 2008	Level 1	Level 2	Level 3	Total
Assets:
Net unrealized gain on open futures contracts	$75,040	$0	$0	$75,040

Liabilities:
Net unrealized loss on open forward contracts	$0	$(24,542)	$0	$(24,542)

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

In April 2009, the FASB issued FASB Staff Position FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”). FSP FAS 157-4 clarified the application of SFAS 157. FSP FAS 157-4 provides additional guidance for how the fair value of a financial asset or liability is determined when the volume and level of activity for the asset or liability have significantly decreased and on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual periods after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, and is to be applied prospectively. The Trust adopted FSP FAS 157-4 effective January 1, 2009. As required, the Trust also adopted FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” effective January 1, 2009. Preferred, as Managing Owner of Series E, evaluated the impact of adopting FSP FAS 157-4, and FSP FAS 115-2 and FAS 124-2 on Series E’s financial statements. The adoption of these standards did not have an impact on Series E’s financial statements.

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

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. SFAS 165 is effective for Series E during the quarter ending June 30, 2009. Preferred, as Managing Owner of Series E, evaluated the impact of adopting SFAS 165 and its impact on Series E’s financial statements. The adoption of SFAS 165 did not have a material impact on Series E’s financial statements.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140” (“SFAS 166”), which requires additional information regarding transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. SFAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. SFAS 166 is effective for fiscal years beginning after November 15, 2009. SFAS 166 is effective for Series E on January 1, 2010. Preferred, as Managing Owner of Series E, is evaluating the impact of adopting SFAS 166 and its impact on Series E’s financial statements.

WORLD MONITOR TRUST II – SERIES E

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

A.	Basis of Accounting (Continued)

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”), which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. SFAS 167 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. SFAS 167 also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. SFAS 167 is effective for fiscal years beginning after November 15, 2009 and is effective for Series E on January 1, 2010. Preferred, as Managing Owner of Series E, is evaluating the impact of adopting SFAS 167 and its impact on Series E’s financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS 168”), which approved the “FASB Accounting Standards Codification” (“Codification”) as the single source of authoritative nongovernmental U.S. GAAP effective July 1, 2009. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents were superseded and all other accounting literature not included in the Codification are considered non authoritative. The Codification is effective for interim and annual periods ending after September 15, 2009. The Codification is effective for Series E during the interim period ending September 30, 2009. Preferred, as Managing Owner of Series E, is evaluating the impact of adopting SFAS 168 and its impact on Series E’s financial statements.

B.	Cash and Cash Equivalents

Cash represents amounts deposited with a bank and clearing brokers, a portion of which is restricted for purposes of meeting margin requirements, which typically range from 0% to 35% of the notional amounts of the derivatives traded. As of June 30, 2009 and December 31, 2008, restricted cash totaled $3,255,635 and $616,333, respectively. Series E receives interest on all cash balances held by its prime and commodity brokers at prevailing rates.

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

Series E’s functional currency is the U.S. dollar; however, it transacts business in currencies other than the U.S. dollar. Assets and liabilities denominated in currencies other then the U.S. dollar are translated into U.S. dollars at the rates in effect at the date of the condensed statement of financial condition. Income and expense items denominated in currencies other than U.S. dollars are translated into U.S. dollars at the rates in effect during the period. Gains and losses resulting from the translation to U.S. dollars are reported in operations currently under the caption realized in the condensed statements of operations.

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

Series E pays its trading advisor, Graham Capital Management L.P. (the “Trading Advisor”) a management fee at an annual rate of 2% of Series E’s net asset value allocated to its management. Through February 27, 2009 the management fee was determined weekly and the sum of such weekly amounts was paid monthly. Subsequent to February 27, 2009, the management fee accrues and pays monthly. Series E also pays its Trading Advisor a quarterly incentive fee equal to 22% of such Trading Advisor’s “New High Net Trading Profits” (as defined in the advisory agreement). Incentive fees accrued weekly through February 27, 2009 and monthly subsequent to February 27, 2009. Incentive fees continue to be paid quarterly in arrears. No incentive fees were earned during Second Quarter 2009, Second Quarter 2008 and Year-To-Date 2008. Incentive fees of $31 were earned during Year-To-Date 2009.

WORLD MONITOR TRUST II – SERIES E

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 3. FEES (CONTINUED)

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

Note 4. RELATED PARTIES

Series E reimburses the Managing Owner or its affiliates for services they performed for Series E, which include, but are not limited to: accounting and financial management; registrar, transfer and assignment functions; investor communications; printing and other administrative services. However, to the extent that general and administrative expenses exceed 1.5% of Series E’s net asset value during the year (with a maximum of 0.5% attributable to other than legal and audit expenses) such amounts are borne by the Managing Owner and its affiliates. General and administrative expenses of $27,406 and $32,108 respectively, exceeded such limitations during the Second Quarter 2009 and Year-To-Date 2009. General and administrative expenses of $13,159 exceeded such limitations during the Second Quarter 2008 and Year-To-Date 2008. Because general and administrative expenses exceeded such limitations for the Second Quarter 2009, Second Quarter 2008, Year-To-Date 2009 and Year-To-Date 2008, a portion of the expenses related to services provided by the Managing Owner for Series E during Second Quarter 2009, Second Quarter 2008, Year-To-Date 2009 and Year-To-Date 2008 were borne by the Managing Owner and its affiliates.

The expenses incurred by Series E for services performed by the Managing Owner and its affiliates for Series E were:

	Second Quarter		Year-To-Date
	2009	2008	2009	2008
Administrative services	$256,810	$296,522	$557,517	$575,363
General and administrative	16,637	10,328	29,973	23,808

	273,447	306,850	587,490	599,171
General and administrative expenses borne by the Managing Owner and its affiliates	(27,406)	(13,159)	(32,108)	(13,159)

	$246,041	$293,691	$555,382	$586,012

Expenses payable to the Managing Owner and its affiliates (which are included in commissions, administrative services and other transaction fees payable and accrued expenses payable on the condensed statements of financial condition) as of June 30, 2009 and December 31, 2008 were $30,067 and $129,199, respectively.

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

Series E’s futures commission merchant, in accepting orders for the purchase or sale of domestic futures contracts, is required by CFTC regulations to separately account for and segregate as belonging to Series E all assets of Series E relating to domestic futures trading and is not allowed to commingle such assets with its other assets. At June 30, 2009 and December 31, 2008, such segregated assets totaled $8,956,559 and $9,439,386, respectively. Part 30.7 of the CFTC regulations also requires Series E’s futures commission merchant to secure assets of Series E related to foreign futures trading which totaled $(41,193) and $(56,053), at June 30, 2009 and December 31, 2008, respectively. There are no segregation requirements for assets related to forward trading.

As of June 30, 2009, Series E’s open futures and forward contracts mature within eighteen months.

WORLD MONITOR TRUST II – SERIES E

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 7. FINANCIAL HIGHLIGHTS

The following information presents per Interest operating performance data and other supplemental financial data for the Second Quarter 2009, Second Quarter 2008, Year-To-Date 2009 and Year-To-Date 2008. This information has been derived from information presented in the financial statements.

	Second Quarter		Year-To-Date
	2009 (Unaudited)	2008 (Unaudited)	2009 (Unaudited)	2008 (Unaudited)
Per Interest Performance
(for an Interest outstanding throughout the entire period)

Net asset value per Interest at beginning of period	$212.34	$197.20	$226.47	$178.44

Net realized gain (loss) and change in net unrealized gain (loss) on commodity transactions(1)	(12.23)	15.79	(21.18)	38.23
Interest income(1)	0.03	0.64	0.07	1.58
Expenses(1)	(5.22)	(4.89)	(10.44)	(9.51)

Net increase (decrease) for the period	(17.42)	11.54	(31.55)	30.30

Net asset value per Interest at end of period	$194.92	$208.74	$194.92	$208.74

Total Return(3)
Total return before incentive fees	(8.20)%	5.85%	(13.93)%	16.98%
Incentive fees	0.00%	0.00%	0.00%	0.00%

Total return after incentive fees	(8.20)%	5.85%	(13.93)%	16.98%

Supplemental Data

Ratios to average net asset value:
Net investment loss before incentive fees(2), (4)	(10.10)%	(8.33)%	(9.41)%	(8.11)%
Incentive fees(3)	0.00%	0.00%	0.00%	0.00%

Net investment loss after incentive fees	(10.10)%	(8.33)%	(9.41)%	(8.11)%

Interest income(4)	0.06%	1.25%	0.07%	1.61%

Incentive fees(3)	0.00%	0.00%	0.00%	0.00%
Other expenses(4)	10.16%	9.58%	9.48%	9.72%

Total expenses	10.16%	9.58%	9.48%	9.72%

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

WORLD MONITOR TRUST II – SERIES E

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 8. SUBSEQUENT EVENT

The Managing Owner of Series E has evaluated events and transactions that occurred between June 30, 2009 and August 12, 2009, which is the date the financial statements were issued, for possible disclosure or recognition in the financial statements. The Managing Owner has determined that there were no such events or transactions that warrant disclosure or recognition in the financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report on Form 10-Q (the “Report”) for the quarter ending June 30, 2009 (“Second Quarter 2009”) includes forward-looking statements that reflect the current expectations of Kenmar Preferred Investments Corp., the managing owner of World Monitor Trust II – Series E (“Registrant”), about the future results, performance, prospects and opportunities of Registrant. The Managing Owner has tried to identify these forward-looking statements by using words such as “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “should,” “estimate” or the negative of those terms or similar expressions. These forward-looking statements are based on information currently available to the managing owner and are subject to a number of risks, uncertainties and other factors, both known, such as those described in this Report, and unknown, that could cause Registrant’s actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements.

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

Managing Owner and its Affiliates

Effective May 5, 2009, Preferred Investment Solutions Corp. changed its name to Kenmar Preferred Investments Corp. (“Preferred” or the “Managing Owner”). Preferred or Managing Owner refers to either Preferred Investment Solutions Corp. or Kenmar Preferred Investments Corp., depending on the applicable period discussed.

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

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) SFAS No. 157 (“SFAS 157”), “Fair Value Measurements.” SFAS 157 requires use of a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels: quoted market prices in active markets for identical assets and liabilities (Level 1), inputs other than quoted market prices that are observable for the asset or liability, either directly or indirectly (Level 2), and unobservable inputs for the asset or liability (Level 3). SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.

The Registrant adopted SFAS 157 in the first quarter of 2008. The adoption of SFAS 157 had no impact to the investments in the Registrant’s financial statements. Of its unrealized losses at June 30, 2009, $(106,919) or 46.48% of Registrant’s investments are classified as Level 1 and $(123,097) or 53.52% as Level 2. Of its unrealized gains (losses) on open futures and forward contracts at December 31, 2008, $75,040 or 148.60% of the Registrant’s investments are classified as Level 1 and $(24,542) or (48.60)% as Level 2. There are no Level 3 investments on June 30, 2009 or December 31, 2008 using the fair value hierarchy of SFAS 157.

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

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”), which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. SFAS 167 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. SFAS 167 also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. SFAS 167 is effective for fiscal years beginning after November 15, 2009 and is effective for the Registrant on January 1, 2010. The Managing Owner is evaluating the impact of adopting SFAS 167 and its impact on the Registrant’s financial statements.

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

For Second Quarter 2009, the six months ended June 30, 2009 (“Year-To-Date 2009”), the period March 29, 2008 to June 27, 2008 (“Second Quarter 2008”), and the period January 1, 2008 to June 27, 2008 (“Year-To-Date 2008”) there were no subscriptions of Limited or General Interests.

Effective March 1, 2009, Interests in the Registrant can only be redeemed as of the last business day of each month. Through February 27, 2009, Investors were able to redeem their Interests on a weekly basis. Redemptions of Limited Interests for Second Quarter 2009 and Year-To-Date 2009 were $2,670,683 and $3,108,694, respectively. Redemptions of Limited Interests for Second Quarter 2008 and Year-To-Date 2008 were $490,474 and $1,958,424, respectively. Redemptions of General Interests for Second Quarter 2009 and Year-To-Date 2009 were $0 and $197,480, respectively. Redemptions of General Interests for Second Quarter 2008 and Year-To-Date 2008 were $5,010 and $22,026, respectively. Future redemptions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

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

Market Overview

Following is a market overview for Second Quarter 2009 and Second Quarter 2008:

Second Quarter 2009

The second quarter of 2009 displayed snippets of evidence that the US economy had bottomed but the problem remained that two key areas, housing and employment, showed only modest indications of a turnaround. US economic metrics were far from optimistic during the quarter as the unemployment rate rose to 9.5%, and many market participants believe it is possible that it will climb above the double-digit mark during the second-half of 2009. Since December 2007, the US lost approximately 6.5 million jobs, of which 1.3 million were lost in the past quarter. As for the stimulus packages, they are making their way into the economy, but at a snail’s pace. The third quarter could see a larger macro impact.

US Treasury yields steepened through most of the quarter. In May, a downward less-than-expected revision of the first quarter GDP encouraged risk taking and the yield curve hinted the economy was in a recovery cycle. The June Federal Open Market Committee meeting indicated that the Fed would maintain an accommodative policy through year end and they expressed little concern on inflation. While the yield curve still indicates the economy is in recovery mode, it does not foreshadow a quick “V” shaped recovery but rather an extended “U” pattern. The Federal Reserve kept rates at 0 to 25 basis points through the quarter. The Bank of England and the Bank of Japan (“BOJ”) kept key rates unchanged through the quarter as well. Japan continued in a recession during the quarter but, as in the US and Eurozone, the worst appears to be over. After being criticized for lowering rates only 25 basis points in April, the European Central Bank (“ECB”) cut rates by another 25 basis points to 1.00% in May. Jean Claude Trichet, ECB president, made it apparent they were likely finished cutting rates for the near future.

The US Dollar Index ended the quarter with a loss of approximately 5%. The US currency survived calls from Russia and the other BRIC nations for a so-called “supranational” currency. An increased appetite for risk weighed on the dollar for much of the quarter, although that appeared to lessen toward the end of June. After being annihilated in the first quarter, the pound managed a solid recovery on indications that UK housing may have bottomed. The euro finished the second quarter up approximately 6% on the dollar. The Japanese yen ended the quarter up overall and the BOJ continued to engage in heavy stimulus activity.

It was a positive overall quarter for global equities, however, US equities lost some ground in June in what appeared to be a correction due to concerns surrounding consumers, housing and employment. Energy and financial stocks led the US rally as the Dow Jones Industrial Average, S&P 500 and NASDAQ all gained approximately 11%, 15% and 20%, respectively, for the quarter. A similar pattern unfolded in Europe with modest losses in June within solid quarterly performance. The STOXX 600, a broad measure of European equities, rose approximately 16% during the quarter. The CAC and the DAX closed the quarter with gains as well. In Asia, the Nikkei jumped over 22% as concerns surrounding North Korea’s nuclear program served as only brief interruptions. The particularly volatile Hang Seng rose approximately 23%, while the Australian All Ordinaries Index and Korea’s Kospi rallied as well. Russian stocks recovered as the quarter progressed in a rally that began at the end March. Improved oil prices were a primary motivator of the turnaround.

Crude followed movements of the equity markets, offsetting ongoing demand destruction, which seems to have been discounted by the market. In addition, the weakening US dollar, “economic optimism” based on Asian and US data, continued disruption of output by rebel groups in Nigeria and Chinese stockpiling fueled crude’s rally as it surged approximately 44% within the Dow Jones-UBS Commodity Index (“DJUBS”) during the quarter. For natural gas, temperatures ran cool in key consuming regions, keeping demand in check. Heating oil ended the quarter with an approximate 28% gain within the DJUBS. Reformulated gasoline had a strong quarter as gasoline at the pump continued to rise but demand still ran down 2.5% from last year. With supplies more than 22% ahead of last year and storage facilities full, natural gas finished the quarter up only 4% within the DJUBS.

Reduced global financial market fears diminished flight-to-safety demand for gold during the second quarter as gold finished relatively flat for the quarter. Silver closed out the period with an approximate 5% gain as jewelry demand was quiet, although there was a slight increase in India’s purchases. China was a periodic buyer. Base metals witnessed overall gains across the board in the quarter, mainly attributable to China’s strategic commodity re-stocking, the weaker US dollar, investment demand and economic optimism. Profits of over 52%, 22%, 18% and 17% for nickel, copper, zinc and aluminum, respectively, within the DJUBS, were showcased through the quarter.

Fear that the H1N1 Influenza (Swine Flu) would somehow be spread overseas from pork products originating in the U.S. led to bans on US pork products, resulting in an approximate 2% loss within the DJUBS during the quarter. For the first half of the quarter, cotton prices reacted bullishly to the uncertain weather conditions and the quarter ended up approximately 15% within the DJUBS. Planting time fears saw grain prices rally in April and May, hitting a nine month high due to the overly wet conditions, which kept farmers from getting their steel in the field. However, once conditions dried out and forecasts for more spring-like weather were predicted, all the upside gains were given back during the month of June as the USDA Planting Acreage Report rattled the agricultural markets. The downside effect on soybeans was not quite as pronounced, however, as this crop can be planted later in the season with much less attributable yield loss. Sugar ended the quarter with profits of over 32% within the DJUBS as prices were driven higher by steady demand patterns out of India, the world’s biggest consumer; changing global weather patterns which threatened production in Brazil, the world’s largest producer; investment interest and a weak US dollar. Coffee finished the quarter up approximately 2% within the DJUBS, attributable to a weak dollar, solid technicals and the relief from a threat of adverse weather.

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

Sector Performance

Due to the nature of Registrant’s trading activities, a period-to-period comparison of its trading results is not meaningful. However, a discussion of Registrant’s trading results for the major sectors in which Registrant traded for Second Quarter 2009 and Second Quarter 2008 are presented below.

Second Quarter 2009

Currencies: (-) Registrant experienced the majority of its gains in the Australian dollar, South African rand and Hungarian forint. The majority of the losses were realized in the Canadian dollar, euro, Japanese yen and Mexican peso.

Energies: (-) Registrant experienced gains in reformulated gasoline, Brent crude and crude. Losses were experienced in gas oil, heating oil and natural gas.

Grains: (+) Registrant experienced gains in soybeans. Losses were experienced in corn, cotton and wheat.

Indices: (-) Registrant experienced a majority of its gains in the Hang Seng, Nasdaq and Nikkei. Losses were experienced in the DJ Stoxx 50, DAX, CAC and S&P 500.

Interest Rates: (-) Registrant experienced a majority of its gains in US Treasury Notes. Losses were made in the Euribor, Eurodollar, 2-year German Bond, Bund, 3-month short sterling and Japanese Government Bonds.

Meats: (-) Registrant experienced losses in live cattle.

Metals: (-) Registrant experienced gains in copper. Losses were made in gold, zinc, aluminum and silver.

Softs: (-) Registrant experienced gains in sugar. Losses were experienced in coffee and cocoa.

Second Quarter 2008

Currencies: (+) Registrant experienced the majority of its gains in the Turkish lira, Hungarian forint, Indian rupee, Mexican peso and South African rand. The majority of losses were experienced in the Israeli sheckel, Canadian dollar, US dollar, Czech koruna and British pound.

Energies: (+) Registrant experienced gains in brent crude, crude oil, gas oil, heating oil and natural gas. No losses were incurred in this sector.

Grains: (+) Registrant experienced gains in corn, soybean meal and soybeans and experienced losses in cotton and wheat.

Indices: (-) Registrant experienced the majority of its losses in the DAX, the Dow Jones Euro Stoxx 50, the CAC 40, the Nikkei and the Hang Seng. There were no overall gains made in this sector for the quarter.

Interest Rates: (-) Registrant experienced the majority of its losses in Japanese Government Bonds, U.S. Treasury Notes, the Eurodollar and London Gilts. The majority of gains were experienced in Short Sterling, German Bobl and Euribor.

Meats: (-) Registrant experienced losses in live cattle.

Metals: (-) Registrant experienced losses in aluminum, gold and copper. Gains were made in zinc.

Softs: (+) Registrant experienced gains in coffee and cocoa. Losses were experienced in sugar.

Results of Operations

The net asset value (“Net Asset Value”) per Interest as of June 30, 2009 was $194.92, a decrease of 13.93% from the December 31, 2008 Net Asset Value per Interest of $226.47 and a decrease of 8.20% from the March 31, 2009 Net Asset Value per Interest of $212.34. The Net Asset Value per Interest as of June 27, 2008 was $208.74, an

increase of 16.98% from the December 31, 2007 Net Asset Value per Interest of $178.44 and an increase of 5.85% from the March 28, 2008 Net Asset Value per Interest of $197.20. Past performance is not necessarily indicative of future results.

Registrant’s trading gains (losses) before commissions and related fees during Second Quarter 2009 and Year-To-Date 2009 were approximately $(1,004,000) and $(1,798,000), respectively. Registrant’s trading gains before commissions and related fees during Second Quarter 2008 and Year-To-Date 2008 were approximately $1,535,000 and $3,826,000, respectively.

Registrant’s average net asset level decreased during Second Quarter 2009 in comparison to the Second Quarter 2008 primarily due to the effect of redemptions and negative trading performance. Registrant’s average net asset level was relatively flat during the Year-To-Date 2009 in comparison to Year-To-Date 2008 primarily due to significant positive trading performance during Fourth Quarter 2008 leading into 2009 which substantially offset the effect of redemptions. Registrant’s average net asset level decreased during Second Quarter 2008 and Year-To-Date 2008 in comparison to Second Quarter 2007 and Year-To-Date 2007 primarily due to the effect of redemptions, offset by net income.

Interest income is earned on the average daily equity maintained with the clearing broker and bank at competitive interest rates and, therefore, varies monthly according to interest rates, trading performance and redemptions. Interest income during Second Quarter 2009 was approximately $3,000, a decrease of approximately $59,000 as compared to Second Quarter 2008, primarily due to reduced average net asset levels discussed above and declining interest rates. Interest income during Year-To-Date 2009 was approximately $7,000, a decrease of approximately $150,000 as compared to Year-To-Date 2008, primarily due to declining interest rates. Interest income during Second Quarter 2008 and Year-To-Date 2008 was approximately $62,000 and $157,000, respectively, a decrease of approximately $188,000 and $367,000, respectively, as compared to Second Quarter 2007 and Year-To-Date 2007, primarily due to reduced average net asset levels discussed above and declining interest rates.

Through February 27, 2009, administrative services and other transaction fees were calculated on Registrant’s Net Asset Value at the end of each week, and therefore, varied according to weekly trading performance and redemptions. Subsequent to February 27, 2009, administrative services and other transaction fees are calculated on Registrant’s Net Asset Value at the end of each month, and therefore, vary according to monthly trading performance and redemptions. Other transaction fees consist of National Futures Association, exchange and clearing fees as well as floor brokerage costs and give-up charges, which are based on the number of trades the Trading Advisor executes, as well as which exchange, clearing firm or bank on, or through, which the contract is traded. Administrative services and other transaction fees during Second Quarter 2009 were approximately $303,000, a decrease of approximately $30,000, as compared to Second Quarter 2008, primarily due to reduced average net asset levels discussed above. Administrative services and other transaction fees during Year-To-Date 2009 were approximately $644,000, a decrease of approximately $10,000, as compared to Year-To-Date 2008 due to relatively flat average net asset levels discussed above and the effect and timing of redemptions during 2009. Administrative services and other transaction fees during the Second Quarter 2008 and Year-To-Date 2008 were approximately $333,000 and $654,000, respectively, a decrease of approximately $58,000 and $99,000, respectively, as compared to Second Quarter 2007 and Year-To-Date 2007, primarily due to reduced average net asset levels discussed above.

Through February 27, 2009, management fees were calculated on Registrant’s Net Asset Value at the end of each week, and therefore, was affected by weekly trading performance and redemptions. Subsequent to February 27, 2009, management fees are calculated on Registrant’s Net Asset Value at the end of each month, and therefore, are affected by monthly trading performance and redemptions. Management fees during Second Quarter 2009 were approximately $85,000, a decrease of approximately $14,000, as compared to Second Quarter 2008, primarily due to reduced average net asset levels discussed above. Management fees during Year-To-Date 2009 were approximately $185,000, a decrease of approximately $7,000 as compared to Year-To-Date 2008, due to relatively flat average net asset levels discussed above and the effect and timing of redemptions during 2009. Management fees during Second Quarter 2008 and Year-To-Date 2008 were approximately $99,000 and $192,000, respectively, a decrease of approximately $8,000 and $23,000, respectively, as compared to Second Quarter 2007 and Year-To-Date 2007, primarily due to reduced average net asset levels discussed above.

Through February 27, 2009, incentive fees were based on the “New High Net Trading Profits” (as defined in the Advisory Agreement) generated by the Trading Advisor, accrued weekly and were ultimately determined as of the close of business on the last Friday of each calendar quarter. Subsequent to February 27, 2009, incentive fees are based on the “New High Net Trading Profits” generated by the Trading Advisor, are accrued monthly and are ultimately determined as of the last business day of each calendar quarter. No incentive fees were earned during Second Quarter 2009, Second Quarter 2008 and Year-To-Date 2008. Incentive fees of $31 were earned during Year-To-Date 2009.

General and administrative expenses during Second Quarter 2009 and Year-To-Date 2009 were approximately $68,000 and $133,000, respectively. General and administrative expenses during Second Quarter 2008 and Year-To-Date 2008 were approximately $55,000 and $115,000, respectively. These expenses include accounting, audit, tax, and legal fees, as well as printing and postage costs related to reports sent to limited owners and are before reimbursement of costs incurred by the Managing Owner on behalf of Registrant. To the extent that general and administrative expenses exceed 1.5% of Registrant’s Average Net Asset Value during the year (with a maximum of 0.5% attributable to other than legal and audit expenses), such amounts are borne by the Managing Owner and its affiliates. General and administrative expenses that exceeded such limitations were approximately $27,000 and $32,000, respectively, during the Second Quarter 2009 and Year-To-Date 2009. General and administrative expenses that exceeded such limitations were approximately $13,000 during the Second Quarter 2008 and Year-To-Date 2008.

Inflation

Inflation has had no material impact on the operations or on the financial condition of Registrant from inception through June 30, 2009.

Off-Balance Sheet Arrangements and Contractual Obligations

As of June 30, 2009, Registrant had not utilized special purpose entities to facilitate off-balance sheet financing arrangements and has no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers, such as our accountants, undertake in performing services which are in the best interests of Registrant. While Registrant’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on Registrant’s financial position.

Registrant’s contractual obligations are with the Managing Owner, Trading Advisor and Registrant’s commodity broker. Management fees payable by Registrant to the Trading Advisor and the Managing Owner are calculated as a fixed percentage of Registrant’s Net Asset Value. Incentive fees payable by Registrant to the Trading Advisor are at a fixed rate, calculated as a percentage of Registrant’s “New High Net Trading Profits”. As such, the Managing Owner cannot anticipate the amounts to be paid for future periods as Net Asset Values and “New High Net Trading Profits” are not known until a future date. Commissions payable to Registrant’s commodity broker are based on a cost per executed trade and, as such, the Managing Owner cannot anticipate the amount that will be required under the brokerage agreement, as the level of executed trades are not known until a future date. These agreements are effective for one-year terms, renewable automatically for additional one-year terms unless terminated. Additionally, these agreements may be terminated by either party thereto for various reasons. For a further discussion of Registrant’s contractual obligations, see Notes 1 and 3 to Registrant’s financial statements for the year ended December 31, 2008, which is filed as an exhibit to Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2008

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

Changes in Internal Control Over Financial Reporting

There have been no changes in Registrant’s internal control over financial reporting (as defined in Rules 13a – 15(f) and 15d – 15(f) under the Exchange Act) during Second Quarter 2009 that have materially affected, or are reasonably likely to materially affect, Registrant’s internal control over financial reporting.

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

WORLD MONITOR TRUST II – SERIES E

By:	Kenmar Preferred Investments Corp.,
its managing owner

	By:	/s/ Kenneth A. Shewer	Date: August 12, 2009
	Name:	Kenneth A. Shewer
	Title:	Co-Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ David K. Spohr	Date: August 12, 2009
	Name:	David K. Spohr
	Title:	Senior Vice President and
Director of Fund Administration
(Principal Financial/Accounting Officer)