Form 10-Q
period 2009-09-30
WORLD MONITOR TRUST II SERIES E
filed 2009-11-12
CIK 1090701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: September 30, 2009

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

WORLD MONITOR TRUST II – SERIES E

INDEX TO QUARTERLY REPORT ON FORM 10-Q

SEPTEMBER 30, 2009

		Page
PART I – FINANCIAL INFORMATION		3

Item 1.	Financial Statements	3

	Condensed Statements of Financial Condition as of September 30, 2009 (Unaudited) and December 31, 2008	5

	Condensed Schedules of Investments as of September 30, 2009 (Unaudited) and December 31, 2008	6

	Condensed Statements of Operations (Unaudited) for the Three Months Ended September 30, 2009 and the Period June 28, 2008 to September 26, 2008 and the Nine Months Ended September 30, 2009 and the Period January 1, 2008 to September 26, 2008	7

	Condensed Statements of Changes in Trust Capital (Unaudited) for the Nine Months Ended September 30, 2009 and the Period January 1, 2008 to September 26, 2008	8

	Notes to Condensed Financial Statements (Unaudited)	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30

Item 4.	Controls and Procedures	30

PART II – OTHER INFORMATION		31

Item 1.	Legal Proceedings	31

Item 1.A.	Risk Factors	31

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 3.	Defaults Upon Senior Securities	31

Item 4.	Submission of Matters to a Vote of Security Holders	31

Item 5.	Other Information	31

Item 6.	Exhibits:	31

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK;

FINANCIAL STATEMENTS TO FOLLOW]

WORLD MONITOR TRUST II – SERIES E

FINANCIAL STATEMENTS

September 30, 2009

WORLD MONITOR TRUST II – SERIES E

CONDENSED STATEMENTS OF FINANCIAL CONDITION

September 30, 2009 (Unaudited) and December 31, 2008

	September 30, 2009	December 31, 2008
ASSETS
Cash and cash equivalents (See Note 2)	$15,061,390	$21,360,098
Receivable from Managing Owner	40,042	21,164
Net unrealized gain on open futures contracts	214,229	75,040
Net unrealized gain on open forward contracts	147,192	0

Total assets	$15,462,853	$21,456,302

LIABILITIES
Net unrealized loss on open forward contracts	$0	$24,542
Commissions, administrative services and other transaction fees payable	28,275	115,285
Accrued expenses payable	84,436	53,701
Management fees payable	25,233	38,380
Incentive fees payable	0	255,256
Redemptions payable	115,861	27,452

Total liabilities	253,805	514,616

TRUST CAPITAL (Net Asset Value)
Limited Interests (73,082.718 and 91,541.646 interests outstanding) at September 30, 2009 and December 31, 2008, respectively	15,209,048	20,731,073
Managing Owner Interests (0 and 930 interests outstanding) at September 30, 2009 and December 31, 2008, respectively	0	210,613

Total trust capital (Net Asset Value)	15,209,048	20,941,686

Total liabilities and trust capital	$15,462,853	$21,456,302

Net Asset Value per Limited and Managing Owner Interest

September 30, 2009	December 31, 2008
$208.11	$226.47

See accompanying notes.

WORLD MONITOR TRUST II – SERIES E

CONDENSED SCHEDULES OF INVESTMENTS

September 30, 2009 (Unaudited) and December 31, 2008

	September 30, 2009		December 31, 2008
Futures and Forward Contracts	Net Unrealized Gain (Loss) as a % of Trust Capital	Net Unrealized Gain (Loss)	Net Unrealized Gain (Loss) as a % of Trust Capital	Net Unrealized Gain (Loss)
Futures contracts purchased:
Commodities	0.17%	$24,636	0.03%	$6,370
Energy	0.04%	6,260	0.00%	0
Interest rates	1.29%	196,618	0.44%	91,559
Stock indices	(0.26)%	(39,417)	0.00%	0

Net unrealized gain on futures contracts purchased	1.24%	188,097	0.47%	97,929

Futures contracts sold:
Commodities	0.13%	20,790	(0.09)%	(18,227)
Currencies	0.10%	14,720	0.00%	0
Energy	(0.06)%	(9,615)	0.00%	0
Interest rates	0.00%	237	0.00%	0
Stock indices	0.00%	0	(0.02)%	(4,662)

Net unrealized gain (loss) on futures contracts sold	0.17%	26,132	(0.11)%	(22,889)

Net unrealized gain on futures contracts	1.41%	$214,229	0.36%	$75,040

Forward currency contracts purchased:
Net unrealized loss on forward contracts purchased	(4.69)%	$(713,788)	(0.72)%	$(149,293)

Forward currency contracts sold:
Net unrealized gain on forward contracts sold	5.66%	860,980	0.60%	124,751

Net unrealized gain (loss) on forward contracts	0.97%	$147,192	(0.12)%	$(24,542)

See accompanying notes.

WORLD MONITOR TRUST II – SERIES E

CONDENSED STATEMENTS OF OPERATIONS

For the Three Months Ended September 30, 2009 and the Period June 28, 2008 to September 26, 2008 and

For the Nine Months Ended September 30, 2009 and the Period January 1, 2008 to September 26, 2008

(Unaudited)

	For the Three Months Ended September 30, 2009	For the Period June 28, 2008 to September 26, 2008	For the Nine Months Ended September 30, 2009	For the Period January 1, 2008 to September 26, 2008
REVENUES
Realized	$789,736	$(278,587)	$(727,590)	$3,059,972
Change in unrealized	591,437	(1,968,945)	310,923	(1,481,409)
Interest income	1,376	77,014	7,987	234,190

Total revenues	1,382,549	(2,170,518)	(408,680)	1,812,753

EXPENSES
Commissions, administrative services and other transaction fees	287,807	387,499	931,638	1,041,122
Management fees	76,285	92,827	261,319	284,358
Incentive fees	0	0	31	0
General and administrative	45,754	58,952	178,798	173,510

Total expenses	409,846	539,278	1,371,786	1,498,990
General and administrative expenses refunded to (borne by) the Managing Owner and affiliates	(7,934)	219	(40,042)	(12,940)

Net expenses	401,912	539,497	1,331,744	1,486,050

NET INCOME (LOSS)	$980,637	$(2,710,015)	$(1,740,424)	$326,703

NET INCOME (LOSS) PER WEIGHTED AVERAGE LIMITED AND MANAGING OWNER INTEREST
Net income (loss) per weighted average Limited and Managing Owner Interest	$13.17	$(28.49)	$(20.16)	$3.33

Weighted average number of Limited and Managing Owner Interests outstanding	74,486	95,113	86,337	98,066

See accompanying notes.

WORLD MONITOR TRUST II – SERIES E

CONDENSED STATEMENTS OF CHANGES IN TRUST CAPITAL

For the Nine Months Ended September 30, 2009 and

For the Period January 1, 2008 to September 26, 2008

(Unaudited)

	Interests	Limited Interests	Managing Owner Interests	Total
For the Nine Months Ended September 30, 2009
Trust capital at December 31, 2008	92,471.646	$20,731,073	$210,613	$20,941,686
Redemptions	(19,388.928)	(3,794,734)	(197,480)	(3,992,214)
Net loss for nine months ended September 30, 2009		(1,727,291)	(13,133)	(1,740,424)

Trust capital at September 30, 2009	73,082.718	$15,209,048	$0	$15,209,048

For the Period January 1, 2008 to September 26, 2008
Trust capital at December 31, 2007	106,289.769	$18,774,125	$192,360	$18,966,485
Redemptions	(11,737.660)	(2,224,993)	(25,451)	(2,250,444)
Net income for the period January 1, 2008 to September 26, 2008		322,738	3,965	326,703

Trust capital at September 26, 2008	94,552.109	$16,871,870	$170,874	$17,042,744

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

In the event that the estimated net asset value per Interest of a Series at the end of any business day after adjustments for distributions and redemptions declines by 50% or more since the commencement of trading activities or the first day of a fiscal year, the Series will automatically terminate. Should the Managing Owner make a determination that Series E’s aggregate net assets in relation to its operating expenses make it unreasonable or imprudent to continue the business of Series E, or, in the exercise of its reasonable discretion, if the aggregate Net Asset Value of Series E as of the close of business on any business day declines below $10 million, the Managing Owner may dissolve Series E.

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

WORLD MONITOR TRUST II – SERIES E

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. Basis of Accounting

The condensed statement of financial condition, including the condensed schedule of investments, as of September 30, 2009, the condensed statements of operations for the three months ended September 30, 2009 (“Third Quarter 2009”), the period June 28, 2008 to September 26, 2008 (“Third Quarter 2008”), the nine months ended September 30, 2009 (“Year-To-Date 2009”) and the period January 1, 2008 to September 26, 2008 (“Year-To-Date 2008”), and the condensed statements of changes in trust capital for the Year-To-Date 2009 and Year-To-Date 2008, are unaudited. In the opinion of the Managing Owner, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of Series E as of September 30, 2009 and the results of its operations for the Third Quarter 2009, Third Quarter 2008, Year-To-Date 2009 and Year-To-Date 2008. The operating results for these interim periods may not be indicative of the results expected for a full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in Series E’s annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) for the year ended December 31, 2008.

The financial statements of Series E are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which requires the Managing Owner to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

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

WORLD MONITOR TRUST II – SERIES E

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

A. Basis of Accounting (Continued)

Series E accounts for financial assets and liabilities using a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels: quoted market prices in active markets for identical assets and liabilities (Level 1), inputs other than quoted market prices that are observable for the asset or liability, either directly or indirectly (Level 2), and unobservable inputs for the asset or liability (Level 3).

The Trust considers prices for exchange traded commodity futures and options contracts to be based on quoted prices in active markets for identical assets (Level 1). The values of forwards, swaps and certain options contracts for which market quotations are not readily available are priced by third party data providers such as Bloomberg, Reuters, and or Super Derivatives who derive fair values for those assets from models with observable inputs (Level 2). There are no Level 3 investments on September 30, 2009 or December 31, 2008.

The following table summarizes the assets and liabilities measured at fair value using the fair value hierarchy:

September 30, 2009	Level 1	Level 2	Level 3	Total
Assets:
Net unrealized gain on open futures contracts	$214,229	$0	$0	$214,229
Net unrealized gain on open forward contracts	$0	$147,192	$0	$147,192

December 31, 2008	Level 1	Level 2	Level 3	Total
Assets:
Net unrealized gain on open futures contracts	$75,040	$0	$0	$75,040
Liabilities:
Net unrealized loss on open forward contracts	$0	$(24,542)	$0	$(24,542)

In April 2009, the Financial Accounting Standards Board (“FASB”) issued accounting guidance clarifying the application of Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures.” The additional guidance provides for how the fair value of a financial asset or liability is determined when the volume and level of activity for the asset or liability have significantly decreased and on identifying circumstances that indicate a transaction is not orderly. The guidance was effective for interim and annual periods after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, and is to be applied prospectively. Series E adopted the guidance effective January 1, 2009. As required, Series E also adopted guidance relating to recognition and presentation of other-than-temporary impairments, effective January 1, 2009. The adoption of these pronouncements did not have an impact on Series E’s financial statements.

WORLD MONITOR TRUST II – SERIES E

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

A. Basis of Accounting (Continued)

In March 2008, the FASB issued accounting guidance which established among other things, the disclosure requirements for derivative instruments and for hedging activities. The guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Series E adopted the guidance effective January 1, 2009. The following table summarizes quantitative information required by the guidance.

The fair value of Series E’s derivatives by instrument type, as well as the location of those instruments on the condensed statement of financial condition as of September 30, 2009 are included in the condensed schedule of investments, all of which are deemed derivatives not designated as hedging instruments under ASC Topic 815, “Derivatives and Hedging.”

The trading revenue of Series E’s derivatives by instrument type, as well as the location of those gains and losses on the condensed statements of operations, for the three and nine months ended September 30, 2009 is as follows:

Type of Instrument	Trading Revenue for the Three Months Ended September 30, 2009	Trading Revenue for the Nine Months Ended September 30, 2009
Commodities Contracts	$185,282	$(189,156)
Currencies Contracts	65,637	(28,091)
Energy Contracts	(193,766)	(141,426)
Interest Rate Contracts	(271,309)	(896,117)
Stock Indices Contracts	1,443,247	883,518
Forward Currency Contracts	152,082	(45,395)

Total	$1,381,173	$(416,667)

Line item in Condensed Statements of Operations
Realized	$789,736	$(727,590)
Change in unrealized	591,437	310,923

Total	$1,381,173	$(416,667)

Effective for the quarter ending June 30, 2009, Series E adopted ASC Topic 855, “Subsequent Events” which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC Topic 855 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. The adoption of ASC Topic 855 did not have a material impact on Series E’s financial statements.

WORLD MONITOR TRUST II – SERIES E

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

A. Basis of Accounting (Continued)

In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140” (“SFAS 166”), which requires additional information regarding transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. SFAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. SFAS 166 is effective for Series E on January 1, 2010. Preferred, as Managing Owner of Series E, is evaluating the impact of adopting SFAS 166 and its impact on Series E’s financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”), which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. SFAS 167 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. SFAS 167 also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. SFAS 167 is effective for Series E on January 1, 2010. Preferred, as Managing Owner of Series E, is evaluating the impact of adopting SFAS 167 and its impact on Series E’s financial statements.

Effective July 1, 2009, Series E adopted ASC Topic 105, “Generally Accepted Accounting Principles”. ASC Topic 105 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The Codification did not change U.S. GAAP but reorganizes the existing literature into Topics. References for FASB guidance throughout this document have been updated for the Codification.

On September 30, 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-12, Investments in Certain Entities That Calculate Net Asset Value per Share (or its Equivalent) (“ASU 2009-12”). ASU 2009-12 provides guidance on measuring the fair value of certain alternative investments, and amends ASC Topic 820 to offer investors a practical means for measuring the fair value of investments in certain entities that calculate net asset value per share and require certain disclosures. ASU 2009-12 is effective for periods ending after December 15, 2009, and early adoption is permitted. Preferred, as Managing Owner of Series E, is evaluating the impact this guidance will have on Series E’s financial statements.

WORLD MONITOR TRUST II – SERIES E

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

B. Cash and Cash Equivalents

Cash represents amounts deposited with a bank and clearing brokers, a portion of which is restricted for purposes of meeting margin requirements, which typically range from 0% to 35% of the notional amounts of the derivatives traded. As of September 30, 2009 and December 31, 2008, restricted cash totaled $6,669,126 and $616,333, respectively. Series E receives interest on all cash balances held by its bank, prime and commodity brokers at prevailing rates.

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

B. Management and Incentive Fees

Series E pays its trading advisor, Graham Capital Management L.P. (the “Trading Advisor”) a management fee at an annual rate of 2% of Series E’s net asset value allocated to its management. Through February 27, 2009 the management fee was determined weekly and the sum of such weekly amounts was paid monthly. Subsequent to February 27, 2009, the management fee accrues and pays monthly. Series E also pays its Trading Advisor a quarterly incentive fee equal to 22% of such Trading Advisor’s “New High Net Trading Profits” (as defined in the advisory agreement). Incentive fees accrued weekly through February 27, 2009 and monthly subsequent to February 27, 2009. Incentive fees continue to be paid quarterly in arrears. No incentive fees were earned during Third Quarter 2009, Third Quarter 2008 and Year-To-Date 2008. Incentive fees of $31 were earned during Year-To-Date 2009.

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

WORLD MONITOR TRUST II – SERIES E

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 4. RELATED PARTIES

Series E reimburses the Managing Owner or its affiliates for services they performed for Series E, which include, but are not limited to: accounting and financial management; registrar, transfer and assignment functions; investor communications; printing and other administrative services. However, to the extent that general and administrative expenses exceed 1.5% of Series E’s net asset value during the year (with a maximum of 0.5% attributable to other than legal and audit expenses) such amounts are borne by the Managing Owner and its affiliates. General and administrative expenses of $7,934 and $40,042 respectively, exceeded such limitations during the Third Quarter 2009 and Year-To-Date 2009. General and administrative expenses did not exceed such limitations during the Third Quarter 2008 and were approximately $13,000 during Year-To-Date 2008. Additionally, approximately $200 of previously borne expenses by Preferred was refunded to the Managing Owner for the Third Quarter 2008. Because general and administrative expenses exceeded such limitations for the Third Quarter 2009, Year-To-Date 2009 and Year-To-Date 2008, a portion of the expenses related to services provided by the Managing Owner for Series E during Third Quarter 2009, Year-To-Date 2009 and Year-To-Date 2008 were borne by the Managing Owner and its affiliates.

The expenses incurred by Series E for services performed by the Managing Owner and its affiliates for Series E were:

	Third Quarter		Year-To-Date
	2009	2008	2009	2008
Administrative services	$230,206	$278,869	$787,723	$854,232
General and administrative	16,604	12,014	46,577	35,822

	246,810	290,883	834,300	890,054
General and administrative expenses refunded to (borne by) the Managing Owner and its affiliates	(7,934)	219	(40,042)	(12,940)

	$238,876	$291,102	$794,258	$877,114

Expenses payable to the Managing Owner and its affiliates (which are included in commissions, administrative services and other transaction fees payable and accrued expenses payable on the condensed statements of financial condition) as of September 30, 2009 and December 31, 2008 were $36,650 and $129,199, respectively.

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

Market Risk

Trading in futures, forward and option contracts (including foreign exchange) involves entering into contractual commitments to purchase or sell a particular commodity at a specified date and price. The gross or face amount of the contracts, which is typically many times that of Series E’s net assets being traded, significantly exceeds Series E’s future cash requirements since Series E intends to close out its open positions prior to settlement. As a result, Series E is generally subject only to the risk of loss arising from the change in the value of the contracts. As such, Series E considers the “fair value” of its derivative instruments to be the net unrealized gain or loss on the contracts.

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

Series E’s futures commission merchant, in accepting orders for the purchase or sale of domestic futures contracts, is required by CFTC regulations to separately account for and segregate as belonging to Series E all assets of Series E relating to domestic futures trading and is not allowed to commingle such assets with its other assets. At September 30, 2009 and December 31, 2008, such segregated assets totaled $9,860,408 and $9,439,386, respectively. Part 30.7 of the CFTC regulations also requires Series E’s futures commission merchant to secure assets of Series E related to foreign futures trading which totaled $83,862 and $(56,053), at September 30, 2009 and December 31, 2008, respectively. There are no segregation requirements for assets related to forward trading.

As of September 30, 2009, Series E’s open futures and forward contracts mature within eighteen months.

WORLD MONITOR TRUST II – SERIES E

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 7. FINANCIAL HIGHLIGHTS

The following information presents per Interest operating performance data and other supplemental financial data for the Third Quarter 2009, Third Quarter 2008, Year-To-Date 2009 and Year-To-Date 2008. This information has been derived from information presented in the financial statements.

	Third Quarter		Year-To-Date
Per Interest Performance (for an Interest outstanding throughout the entire period)	2009 (Unaudited)	2008 (Unaudited)	2009 (Unaudited)	2008 (Unaudited)
Net asset value per Interest at beginning of period	$194.92	$208.74	$226.47	$178.44

Net realized gain (loss) and change in net unrealized gain (loss) on commodity transactions(1)	18.57	(23.63)	(3.03)	14.57
Interest income(1)	0.02	0.81	0.09	2.39
Expenses(1)	(5.40)	(5.67)	(15.42)	(15.15)

Net increase (decrease) for the period	13.19	(28.49)	(18.36)	1.81

Net asset value per Interest at end of period	$208.11	$180.25	$208.11	$180.25

Total Return(3)
Total return before incentive fees	6.77%	(13.65)%	(8.11)%	1.01%
Incentive fees	0.00%	0.00%	0.00%	0.00%

Total return after incentive fees	6.77%	(13.65)%	(8.11)%	1.01%

Supplemental Data
Ratios to average net asset value:
Net investment loss before incentive fees(2), (4)	(10.76)%	(9.87)%	(9.40)%	(8.69)%
Incentive fees(3)	0.00%	0.00%	0.00%	0.00%

Net investment loss after incentive fees	(10.76)%	(9.87)%	(9.40)%	(8.69)%

Interest income(4)	0.04%	1.64%	0.06%	1.63%

Incentive fees(3)	0.00%	0.00%	0.00%	0.00%
Other expenses(4)	10.80%	11.51%	9.46%	10.32%

Total expenses	10.80%	11.51%	9.46%	10.32%

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

WORLD MONITOR TRUST II – SERIES E

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 8. SUBSEQUENT EVENT

The Managing Owner of Series E has evaluated events and transactions that occurred between September 30, 2009 and November 12, 2009, which is the date the financial statements were issued, for possible disclosure or recognition in the financial statements. The Managing Owner has determined that there were no such events or transactions that warrant disclosure or recognition in the financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report on Form 10-Q (the “Report”) for the quarter ending September 30, 2009 (“Third Quarter 2009”) includes forward-looking statements that reflect the current expectations of Kenmar Preferred Investments Corp., the managing owner of World Monitor Trust II – Series E (“Registrant”), about the future results, performance, prospects and opportunities of Registrant. The managing owner has tried to identify these forward-looking statements by using words such as “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “should,” “estimate” or the negative of those terms or similar expressions. These forward-looking statements are based on information currently available to the managing owner and are subject to a number of risks, uncertainties and other factors, both known, such as those described in this Report, and unknown, that could cause Registrant’s actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements.

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

Competition

The Managing Owner and its affiliates have formed, and may continue to form, various entities to engage in the speculative trading of futures, forward and option contracts that have certain of the same investment policies as Registrant.

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

Critical Accounting Policies

Preparation of the financial statements and related disclosures in compliance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires the application of appropriate accounting rules and guidance. Applying these policies requires the Managing Owner to make judgments, estimates and assumptions in connection with the preparation of Registrant’s financial statements. Actual results may differ from the estimates used.

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

The valuation of Registrant’s investments that are not traded on a United States (“US”) or internationally recognized futures exchange is a critical accounting policy. The market values of futures, forward and option (exchange traded) contracts is verified by Registrant’s administrator, which obtains valuation data from third party data providers such as Bloomberg, Reuters and/or Super Derivatives and compares those prices with Registrant’s clearing broker. The market value of currency swap and forward (non-exchange traded) contracts is extrapolated on a forward basis from the spot prices quoted as of 4 pm on the last business day of the reporting period. All values assigned by the administrator and confirmed by the Managing Owner are final and conclusive as to all of Registrant’s Unitholders.

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

Of the Registrant’s unrealized gains at September 30, 2009, $214,229 or 59.27% of Registrant’s investments are classified as Level 1 and $147,192 or 40.73% as Level 2. Of the Registrant’s unrealized gains (losses) on open futures and forward contracts at December 31, 2008, $75,040 or 148.60% of the Registrant’s investments are classified as Level 1 and $(24,542) or (48.60)% as Level 2.

In April 2009, the Financial Accounting Standards Board (“FASB”) issued accounting guidance clarifying the application of Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures.” The additional guidance provides for how the fair value of a financial asset is determined when the market for that financial asset is inactive. The guidance was effective for interim and annual periods after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, and is to be applied prospectively. The Registrant adopted the guidance effective January 1, 2009. As required, the Registrant also adopted guidance relating to recognition and presentation of other-than-temporary impairments, effective January 1, 2009. The adoption of these pronouncements did not have an impact on the Registrant’s financial statements.

In March 2008, the FASB issued accounting guidance which established among other things, the disclosure requirements for derivative instruments and for hedging activities. The guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Registrant’s adoption of the guidance effective January 1, 2009 did not have a material impact on the Registrant’s financial statements, other than enhanced disclosures as discussed under Note 2.

Effective for the quarter ending June 30, 2009, the Registrant adopted ASC Topic 855, “Subsequent Events” which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC Topic 855 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. The adoption of ASC Topic 855 did not have a material impact on the Registrant’s financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”), which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. SFAS 167 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. SFAS 167 also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. SFAS 167 is effective for fiscal years beginning after November 15, 2009 and is effective for the Registrant on January 1, 2010. The Managing Owner is evaluating the impact of adopting SFAS 167 and its impact on the Registrant’s financial statements.

Effective July 1, 2009, the Registrant adopted ASC Topic 105, “Generally Accepted Accounting Principles.” ASC Topic 105 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The Codification did not change U.S. GAAP but reorganizes the existing literature into Topics. References for FASB guidance throughout this document have been updated for the Codification.

On September 30, 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-12, Investments in Certain Entities That Calculate Net Asset Value per Share (or its Equivalent) (“ASU 2009-12”). ASU 2009-12 provides guidance on measuring the fair value of certain alternative investments, and amends ASC Topic 820 to offer investors a practical means for measuring the fair value of investments in certain entities that calculate net asset value per share and require certain disclosures. ASU 2009-12 is effective for periods ending after December 15, 2009, and early adoption is permitted. The Managing Owner is evaluating the impact of adopting ASU 2009-12 and its impact on the Registrant’s financial statements.

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

For Third Quarter 2009, the nine months ended September 30, 2009 (“Year-To-Date 2009”), the period June 28, 2008 to September 26, 2008 (“Third Quarter 2008”) and the period January 1, 2008 to September 26, 2008 (“Year-To-Date 2008”) there were no subscriptions of Limited Interests or General Interests.

Effective March 1, 2009, Interests in the Registrant can only be redeemed as of the last business day of each month. Through February 27, 2009, Investors were able to redeem their Interests on a weekly basis. Redemptions of Limited Interests for Third Quarter 2009 and Year-To-Date 2009 were $686,040 and $3,794,734, respectively. Redemptions of Limited Interests for Third Quarter 2008 and Year-To-Date 2008 were $266,569 and $2,224,993, respectively. Redemptions of General Interests for Third Quarter 2009 and Year-To-Date 2009 were $0 and $197,480, respectively. Redemptions of General Interests for Third Quarter 2008 and Year-To-Date 2008 were $3,425 and $25,451, respectively. Future redemptions will impact the amount of funds available for investment in commodity contracts in subsequent periods.

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

Since Registrant’s business is to trade futures, forward and option contracts, its capital is at risk due to changes in the value of these contracts (market risk) or the inability of counterparties to perform under the terms of the contracts (credit risk). Registrant’s exposure to market risk is influenced by a number of factors including the volatility of interest rates and foreign currency exchange rates, the liquidity of the markets in which the contracts are traded and the relationships among the contracts held. The inherent uncertainty of Registrant’s speculative trading as well as the development of drastic market occurrences could result in losses considerably beyond Registrant’s experience to date and could ultimately lead to a loss of all or substantially all of investors’ capital. The Managing Owner attempts to minimize these risks by requiring Registrant and the Trading Advisor to abide by various trading limitations and policies, which include limiting margin amounts, trading only in liquid markets and permitting the use of stop loss provisions. For a further discussion of the credit and market risks associated with Registrant’s futures, forward and option contracts, see Note 6 to Registrant’s financial statements for the year ended December 31, 2008, which is filed as an exhibit to Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2008.

Registrant does not have, nor does it expect to have, any capital assets.

Market Overview

Following is a market overview for Third Quarter 2009 and Third Quarter 2008:

Third Quarter 2009

The National Bureau of Economic Research is likely mark the third quarter of 2009 as the beginning of the recovery in the US economy. Gross Domestic Product data for the quarter will not be published until later in October, but based on other data released to date, it is clear that economic growth picked up nicely in the quarter. The stimulus packages made their full impact during the quarter and the cash-for-clunkers program gave a further boost to the economy. More importantly, the US housing market, which had been at the epicenter of the current downturn, showed tentative signs of building on the modest gains of the previous quarter, aided by the $8,000 first time homebuyer credit. The latest Case-Shiller Housing Index indicated that home prices and existing and new home sales both recorded decent gains during the quarter. However, the labor market remained in the doldrums. While the pace of job losses slowed, they continued at levels that almost matched the peak of the previous recession and the unemployment rate marched relentlessly up to 9.8%. The current downturn now ranks as the worst among all postwar recessions in terms of percentage job losses.

Despite the indications of economic recovery and the growing risk appetite, US Treasury yields rallied during the quarter on the back of weak and falling inflation figures, robust demand at auctions, and the Federal Reserve’s (the “Fed”) quantitative easing program. The 10-year yield fell to end the quarter at 3.31%. The Fed kept rates unchanged through the quarter. However, at its September meeting, the Federal Open Market Committee, while reiterating its support for near zero rate policy, offered a slightly hawkish nuance, reflecting the growing discomfort among the “hawks” at the Fed. The European Central Bank, the Bank of England and the Bank of Japan kept key rates unchanged through the quarter as well. As in the US, market participants feel that the worst appears to be over across the globe.

The US dollar experienced another losing quarter, with the Dollar Index declining approximately 4%. The increased appetite for risk and the growing global discomfort with the massive monetary and fiscal policy stimuli weighed on the dollar. The British pound was the only major currency to lose ground to the US dollar during the quarter, again reflecting the global unease with massive fiscal stimulus and quantitative easing. The euro finished the third quarter up approximately 4% on the dollar. More surprising was the near 7% gain in the Japanese yen, in a quarter in which risk assets surged and Japan’s economy remained weak in comparison to its developed market peers.

Coming on the heels of what was already the best quarter in over 10 years for the S&P 500, it was remarkable that the third quarter gain was as strong as the second quarter gain. In fact, the second and third quarter 2009 combined percentage change in the S&P 500 was the largest two quarter upswing since 1975 and the second largest in the entire postwar era. Financials led the way, but the rally was broad based. The gains in the other US indices were equally impressive, with the NASDAQ recording its largest two-quarter rise since the peak of the Dotcom Bubble in 2000. The Dow Jones Industrial Average, S&P 500 and NASDAQ rose approximately 15%, 15% and 16%, respectively, for the quarter. The third quarter was even better for Europe, where the gains exceeded those in the previous quarter. The STOXX 600, a broad measure of European equities, rose approximately 18% during the quarter. The CAC, FTSE 100, and DAX closed the quarter with near 20% gains. Asian markets rose as well, but the performance was more mixed. While the Korean Kospi jumped 20% and the Hang Seng registered a solid 14% gain, the Nikkei only managed a modest 2% rise. The Australian All Ordinaries Index posted a 20% increase.

Crude oil had a basically flat quarter, ending the period up approximately 1%. Rising economic optimism and dollar weakness were offset by reports of plentiful crude inventory and continued soft demand. Natural gas surged approximately 26%, but the bottom line masks the drama during the quarter. Natural gas suffered an 18% decline in August and fell to a seven-year low in early September. However, it recovered sharply in September on the back of stronger economic data, lower-than-expected inventory reports, expectations of lower winter temperatures, and short covering. Heating oil ended the quarter with an approximate 5% gain. Reformulated gasoline had a weak quarter, declining approximately 9%, as demand recovery remained elusive.

As the economic recovery gained ground in the third quarter, incipient fears of soaring inflation down the road spurred the demand for gold even as flight-to-safety demand dwindled during the third quarter. The yellow metal posted an approximate 9% gain in the third quarter. Also, reserve diversification by China and others may well be supporting gold. Silver surged up approximately 22% with the twin engines of investment demand and industrial demand firing. Base metals witnessed overall gains across the board in the quarter as global industrial production, especially auto production, turned up smartly. Copper and zinc finished up the quarter with both realizing overall gains greater than 20%.

Pork bellies, which had suffered a collapse in the second quarter following the ban on US pork products emanating from H1N1 Influenza (Swine Flu) fears, recovered sharply in the third quarter, registering an approximate 50% increase as some countries lifted the ban. Cotton prices continued their upward march during the quarter, rising approximately 15%. Wheat and soybeans fell sharply as initial fears of bad weather did not pan out and the USDA planting reports indicated solid harvests. Soybeans, wheat and corn posted losses of 24%, 10%, and 1%, respectively. Sugar continued its parabolic rise in the third quarter, skyrocketing approximately 43% following a 32% surge in the second quarter. The worst drought in more than two decades in India, the world’s largest consumer of sugar and the biggest swing factor in global markets, propelled sugar to its highest level since 1981. Hopes of stronger consumer spending fueled by the global economic recovery lifted cocoa prices by over 25% in the quarter. Coffee also registered a solid quarter, gaining approximately 7%.

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

Sector Performance

Due to the nature of Registrant’s trading activities, a period-to-period comparison of its trading results is not meaningful. However, a discussion of Registrant’s trading results for the major sectors in which Registrant traded for Third Quarter 2009 and Third Quarter 2008 is presented below.

Third Quarter 2009

Currencies: (+) Registrant experienced the majority of its gains in the US, Canadian, Australian and New Zealand dollars and the euro. The majority of the losses were realized in the Japanese yen and Mexican peso.

Energies: (-) Registrant experienced gains in natural gas. Losses were experienced in gas oil, heating oil, reformulated gasoline, Brent crude and crude.

Grains: (+) Registrant experienced gains in wheat. Losses were experienced in corn, cotton and soybeans.

Indices: (+) Registrant experienced a majority of its gains in the CAC, DAX, DJ Stoxx 50, London FTSE, Nasdaq and S&P 500. Losses were experienced in the Nikkei.

Interest Rates: (-) Registrant experienced a majority of its gains in Eurodollar and 2-year German Bond. Losses were made in the Euribor Liffe, US Treasuries, London GILT and Japanese Government Bonds.

Meats: (-) Registrant experienced losses in live cattle.

Metals: (+) Registrant experienced gains in copper, gold, zinc and silver. Losses were made in aluminum.

Softs: (+) Registrant experienced gains in sugar and cocoa. Losses were experienced in coffee.

Third Quarter 2008

Currencies: (-) Registrant experienced the majority of its gains in the Singapore dollar, British pound and Czech koruna. The majority of losses were made in the South African rand, Swiss franc, Japanese yen and Columbian peso.

Energies: (-) Registrant experienced losses in brent crude, crude oil, gas oil, heating oil and natural gas.

Grains: (-) Registrant experienced gains in cotton and wheat. Losses were experienced in corn, soybean meal and soybeans.

Indices: (+) Registrant experienced the majority of its gains in the S&P 500, Hang Seng and the NASDAX 100. The majority of losses were made in the Russell 2000, DJIA and the DAX.

Interest Rates: (-) Registrant experienced gains in US Treasury Bonds and Australian bonds. The majority of losses were experienced in Short Sterling, German bonds, London Gilts and Eurodollars.

Meats: (+) Registrant experienced gains in live cattle.

Metals: (-) Registrant experienced losses in gold, silver, aluminum, copper and zinc.

Softs: (-) Registrant experienced losses in coffee, cocoa and sugar.

Results of Operations

The net asset value (“Net Asset Value”) per Interest as of September 30, 2009 was $208.11, a decrease of 8.11% from the December 31, 2008 Net Asset Value per Interest of $226.47 and an increase of 6.77% from the June 30, 2009 Net Asset Value per Interest of $194.92. The Net Asset Value per Interest as of September 26, 2008 was $180.25, an increase of 1.01% from the December 31, 2007 Net Asset Value per Interest of $178.44 and a decrease of 13.65% from the June 27, 2008 Net Asset Value per Interest of $208.74. Past performance is not necessarily indicative of future results.

Registrant’s trading gains (losses) before commissions and related fees during Third Quarter 2009 and Year-To-Date 2009 were approximately $1,381,000 and $(417,000), respectively. Registrant’s trading gains (losses) before commissions and related fees during Third Quarter 2008 and Year-To-Date 2008 were approximately $(2,248,000) and $1,579,000, respectively.

Registrant’s average net asset level decreased during Third Quarter 2009 and Year-To-Date 2009 in comparison to Third Quarter 2008 and Year-To-Date 2008 primarily due to the effect of redemptions and, in the case of the year-to-date comparison, negative trading performance. Registrant’s average net asset level decreased during Third Quarter 2008 and Year-To-Date 2008 in comparison to Third Quarter 2007 and Year-To-Date 2007 primarily due to the effect of redemptions.

Interest income is earned on the average daily equity maintained with the clearing broker and bank at competitive interest rates and, therefore, varies according to interest rates, trading performance and redemptions. Interest income during Third Quarter 2009 and Year-To-Date 2009 was approximately $1,000 and $8,000, respectively, a decrease of approximately $76,000 and $226,000, respectively, as compared to Third Quarter 2008 and Year-To-Date 2008, primarily due to reduced average net asset levels discussed above and declining interest rates. Interest income during Third Quarter 2008 and Year-To-Date 2008 was approximately $77,000 and $234,000, respectively, a decrease of approximately $155,000 and $522,000, respectively, as compared to Third Quarter 2007 and Year-To-Date 2007, primarily due to reduced average net asset levels discussed above and declining interest rates.

Through February 27, 2009, administrative services and other transaction fees were calculated on Registrant’s Net Asset Value at the end of each week, and therefore, varied according to weekly trading performance and redemptions. Subsequent to February 27, 2009, administrative services and other transaction fees are calculated on Registrant’s Net Asset Value at the end of each month, and therefore, vary according to monthly trading performance and redemptions. Other transaction fees consist of National Futures Association, exchange and clearing fees as well as floor brokerage costs and give-up charges, which are based on the number of trades the Trading Advisor executes, as well as which exchange, clearing firm or bank on, or through, which the contract is traded. Administrative services and other transaction fees during Third Quarter 2009 and Year-To-Date 2009 were approximately $288,000 and $932,000, respectively, a decrease of approximately $99,000 and $109,000, respectively, as compared to Third Quarter 2008 and Year-To-Date 2008, primarily due to reduced average net asset levels discussed above. Administrative services and other transaction fees during the Third Quarter 2008 and Year-To-Date 2008 were approximately $387,000 and $1,041,000, respectively, an increase of approximately $50,000 as compared to Third Quarter 2007, primarily due to positive trading performance and a decrease of approximately $49,000 as compared to Year-To-Date 2007, primarily due to reduced average net asset levels discussed above.

Through February 27, 2009, management fees were calculated on Registrant’s Net Asset Value at the end of each week, and therefore, was affected by weekly trading performance and redemptions. Subsequent to February 27, 2009, management fees are calculated on Registrant’s Net Asset Value at the end of each month, and therefore, are affected by monthly trading performance and redemptions. Management fees during Third Quarter 2009 and Year-To-Date 2009 were approximately $76,000 and $261,000, respectively, a decrease of approximately $17,000 and $23,000, respectively, as compared to Third Quarter 2008 and Year-To-Date 2008, primarily due to reduced average net asset levels discussed above. Management fees during Third Quarter 2008 and Year-To-Date 2008 were approximately $93,000 and $284,000, respectively, a decrease of approximately $7,000 and $31,000, respectively, as compared to Third Quarter 2007 and Year-To-Date 2007, primarily due to reduced average net asset levels discussed above.

Through February 27, 2009, incentive fees were based on the “New High Net Trading Profits” (as defined in the Advisory Agreement) generated by the Trading Advisor, accrued weekly and were ultimately determined as of the close of business on the last Friday of each calendar quarter. Subsequent to February 27, 2009, incentive fees are based on the “New High Net Trading Profits” generated by the Trading Advisor, are accrued monthly and are ultimately determined as of the last business day of each calendar quarter. No incentive fees were earned during Third Quarter 2009, Third Quarter 2008 and Year-To-Date 2008. Incentive fees of $31 were earned during Year-To-Date 2009.

General and administrative expenses during Third Quarter 2009 and Year-To-Date 2009 were approximately $46,000 and $179,000, respectively. General and administrative expenses during Third Quarter 2008 and Year-To-Date 2008 were approximately $59,000 and $174,000, respectively. These expenses include accounting, audit, tax, and legal fees, as well as printing and postage costs related to reports sent to limited owners and are before reimbursement of costs incurred by the Managing Owner on behalf of Registrant. To the extent that general and administrative expenses exceed 1.5% of Registrant’s Average Net Asset Value during the year (with a maximum of 0.5% attributable to other than legal and audit expenses), such amounts are borne by the Managing Owner and its affiliates. General and administrative expenses that exceeded such limitations were approximately $8,000 and $40,000, respectively, during the Third Quarter 2009 and Year-To-Date 2009. General and administrative expenses did not exceed such limitations during the Third Quarter 2008 and were approximately $13,000 during Year-To-Date 2008. Additionally, approximately $200 of previously borne expenses by Preferred was refunded to the Managing Owner for the Third Quarter 2008.

Inflation

Inflation has had no material impact on the operations or on the financial condition of Registrant from inception through September 30, 2009.

Off-Balance Sheet Arrangements and Contractual Obligations

As of September 30, 2009, Registrant had not utilized special purpose entities to facilitate off-balance sheet financing arrangements and has no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers, such as our accountants, undertake in performing services which are in the best interests of Registrant. While Registrant’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on Registrant’s financial position.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in Registrant’s internal control over financial reporting (as defined in Rules 13a – 15(f) and 15d – 15(f) under the Exchange Act) during Third Quarter 2009 that have materially affected, or are reasonably likely to materially affect, Registrant’s internal control over financial reporting.

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

WORLD MONITOR TRUST II – SERIES E

By:	Kenmar Preferred Investments Corp., its managing owner

	By:	/s/ Kenneth A. Shewer		Date: November 12, 2009
		Name:	Kenneth A. Shewer
		Title:	Co-Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ David K. Spohr		Date: November 12, 2009
		Name:	David K. Spohr
		Title:	Senior Vice President and
Director of Fund Administration
(Principal Financial/Accounting Officer)