Form 10-K
period 2009-12-31
WORLD MONITOR TRUST II SERIES E
filed 2010-03-25
CIK 1090701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number	0-32687

WORLD MONITOR TRUST II – SERIES E

(Exact name of Registrant as specified in its charter)

Delaware	13-4058319
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

900 King Street, Suite 100, Rye Brook, New York	10573
(Address of principal executive offices)	(Zip Code)

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Yes  ☐    No  ☒

The value of Limited Interests in the Registrant as of June 30, 2009 is $14,914,451.

As of February 28, 2010 there were 69,153.0661 Limited Interests outstanding.

[Remainder of page intentionally left blank]

WORLD MONITOR TRUST II – SERIES E

(a Delaware Business Trust)

PART I

Item 1.	Business

General

World Monitor Trust II (the “Trust”) is a business trust organized under the laws of Delaware on April 22, 1999. The Trust consists of three separate and distinct series (“Series”): Series D, Series E and Series F. Series D, E and F commenced trading operations on March 13, 2000, April 6, 2000 and March 1, 2000, respectively, and each Series will continue to exist until terminated pursuant to the provisions of Article XIII of the Sixth Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”). On December 31, 2009, Series D and Series F terminated under the provisions of the Trust Agreement. The assets of each Series are segregated from those of the other Series, separately valued and independently managed. Each Series was formed to engage in the speculative trading of a diversified portfolio of futures, forward and options contracts, and may, from time to time, engage in cash and spot transactions. The trustee of the Trust is Wilmington Trust Company. Kenmar Preferred Investments Corp. serves as the managing owner of the Trust and each Series, including World Monitor Trust II – Series E (“Registrant”). Registrant was formed to engage in the speculative trading of commodity futures, forwards and option contracts. Registrant’s fiscal year for book and tax purposes ends on December 31.

Registrant is engaged solely in the business of commodity futures, forward and option trading; therefore, presentation of industry segment information is not applicable.

Managing Owner and its Affiliates

Effective May 5, 2009, Preferred Investment Solutions Corp. changed its name to Kenmar Preferred Investments Corp. (“Preferred” or the “Managing Owner”). Preferred or Managing Owner refers to either Preferred Investment Solutions Corp. or Kenmar Preferred Investments Corp., depending on the applicable period discussed. As Registrant’s Managing Owner, Preferred conducts and manages the business of Registrant.

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

Employees

Registrant has no employees. Management and administrative services for Registrant are performed by the Managing Owner or third parties pursuant to the Trust Agreement, as further discussed in Notes 3 and 4 to Registrant’s financial statements included in its annual report for the year ended December 31, 2009 (“Registrant’s 2009 Annual Report”), which is filed as an exhibit hereto.

Financial Information about Segments

The Registrant’s business constitutes only one segment for financial reporting purposes. The Registrant does not engage in the production or sale of any goods or services. The objective of the Registrant’s business is appreciation of its assets through speculative trading in such commodity interests. Financial information about the Registrant’s business, as of December 31, 2009, is set forth under Items 6, 7, and 8 herein.

Financial Information about Geographic Areas

Although the Registrant trades in the global futures, forward and option markets, it does not have operations outside of the United States.

ITEM 1A.	RISK FACTORS

(1)	You Should Not Rely on Past Performance

The commodity trading advisor selected by the Managing Owner to manage the assets of Registrant has a performance history through the date of its selection. You must consider, however, the uncertain significance of past performance, and you should not rely on the Advisor’s or the Managing Owner’s performance record to date for predictive purposes. You should not assume that the Advisor’s future trading decisions will create profit, avoid substantial losses or result in performance for Registrant that is comparable to the Advisor’s or to the Managing Owner’s past performance. In fact, as a significant amount of academic study has shown, futures funds more frequently than not under-perform the past performance records.

Because you and other investors will acquire and redeem Interests at different times, you may experience a loss on your Interest even though Registrant as a whole is profitable and even though other investors in Registrant experience a profit. The past performance of Registrant may not be representative of your investment experience in it.

Registrant has a limited operating history upon which to evaluate your investment. Although past performance is not necessarily indicative of future results, if Registrant had a material amount of performance history, such performance history might provide you with more information on which to evaluate an investment in Registrant. Because Registrant has no material performance history, you will have to make your decision to invest in Registrant without such information.

(2)	Price Volatility May Possibly Cause the Total Loss of Your Investment

Futures and forward contracts have a high degree of price variability and are subject to occasional rapid and substantial changes. Consequently, you could lose all or substantially all of your investment in Registrant.

(3)	Speculative and Volatile Markets Combined With Highly Leveraged Trading May Cause Registrant to Incur Substantial Losses

The markets in which Registrant trades are speculative, highly leveraged and involve a high degree of risk. The Advisor’s trading considered individually involves a significant risk of incurring large losses, and there can be no assurance that Registrant will not incur such losses.

Futures and forward prices are volatile. Volatility increases risk, particularly when trading with leverage. Trading on a highly leveraged basis, even in stable markets involves risk; doing so in volatile markets necessarily involves a substantial risk of sudden, significant losses. Due to such leverage, even a small movement in price could cause large losses for Registrant. Market volatility will increase the potential for large losses. Market volatility and leverage mean that Registrant could incur substantial losses, potentially impairing its equity base and ability to achieve its long-term profit objectives even if favorable market conditions subsequently develop.

In addition to the leveraged trading described above, the Managing Owner has the ability to further increase the leverage of Registrant by allocating notional equity to the Advisor (in a maximum amount of up to 20% of Net Asset Value), which would then permit the Advisor to trade the account of Registrant as if more equity were committed to such accounts than is, in fact, the case.

(4)	High Leverage Embodied in Futures Trading May Exacerbate Losses

There is no limit on the amount of leverage that Registrant may use or that the Advisor may use for Registrant pursuant to the Diversified Program. The low margin deposits normally required in futures trading (typically between 2% and 15% of the value of the contract purchased or sold) permit an extremely high degree of leverage. Accordingly, a relatively small price movement in a contract may result in immediate and substantial losses to the investor. For example, if at the time of purchase 10% of the price of a futures contract is deposited as margin, a 10% decrease in the price of the contract would, if the contract is then closed out, result in a total loss of the margin deposit before any deduction for brokerage commissions. A decrease of more than 10% would result in a loss of more than the total margin deposit and trigger a margin call. Thus, like other leveraged investments, any trade may result in losses in excess of the amount invested.

Futures margin differs in important ways from the term as used in the securities industry. Futures margin represents a good faith deposit made by both the buyer and seller of the futures contract that they will perform as required by the terms of the contract. In contrast, stock margin represents a borrowing from the broker to enable the buyer to pay the full price of his purchase on the settlement date. This borrowing necessitates the payment of interest at a rate that may rise if credit becomes tight or may compel the borrower to sell his or its investment prematurely if the lender experiences a financial crisis and can no longer extend credit. Neither of these risks occurs with futures margin which is typically not borrowed.

(5)	Trading in Options on Futures

Although successful options trading requires many of the same skills required for successful futures trading, the risks involved may be somewhat different. Options trading may be restricted in the event that trading in the underlying futures contract becomes restricted, and options trading may itself be illiquid at times, irrespective of the condition of the market in the underlying future, making it difficult to offset (i.e., liquidate) an option position. In addition, the purchaser of an option is subject to the risk of losing his entire premium. An option writer (or seller of the option) is subject to a potentially unlimited risk if he does not own the underlying future at the time he sells a call option and must purchase the future in a rising market if the option is exercised.

(6)	Because Registrant Does Not Acquire Any Asset with Intrinsic Value, the Positive Performance of Your Investment Is Wholly Dependent Upon an Equal and Offsetting Loss

Futures and forward trading is a risk transfer economic activity. For every gain there is an equal and offsetting loss rather than an opportunity to participate over time in general economic growth. Unlike most alternative investments, an investment in Registrant does not involve acquiring any asset with intrinsic value. Overall stock and bond prices could rise significantly and the economy as a whole prospers while Registrant trades unprofitably.

(7)	Market Conditions May Impair Profitability

The trading system used by the Advisor is a technical, trend-following method. The profitability of trading under these systems depends on, among other things, the occurrence of significant price trends which are sustained movements, up or down, in futures and forward prices. Such trends may not develop; there have been periods in the past without price trends. The likelihood of the Interests being profitable could be materially diminished during periods when events external to the markets themselves have an important impact on prices. During such periods, the Advisor’s historic price analysis could establish positions on the wrong side of the price movements caused by such events.

(8)	Trading is Not Transparent

The trading decisions in respect of Registrant are made the Advisor. While the Managing Owner receives daily trade confirmations from the clearing broker and foreign exchange dealers, such information is not provided to Members and Registrant’s trading results are reported to the Members monthly. Accordingly, an investment in Registrant does not offer you the same transparency, i.e., an ability to review all investment positions daily, that a personal trading account offers. The Managing Owner may (but is under no obligation to) provide estimated daily or weekly values to Members.

(9)	Registrant is subject to Speculative Position Limits

The CFTC and U.S. futures exchanges have established speculative position limits (referred to as “position limits”) on the maximum position in certain futures interest contracts that may be held or controlled by any one person or group. Therefore, the Advisor may have to reduce the size of its position in one or more futures contracts in order to avoid exceeding such position limits, which could adversely affect the profitability of Registrant.

(10)	Possible Illiquid Markets May Exacerbate Losses

Futures and forward positions cannot always be liquidated at the desired price. It is difficult to execute a trade at a specific price when there is a relatively small volume of buy and sell orders in a market. A market disruption, such as when foreign governments may take or be subject to political actions which disrupt the markets in their currency or major exports, can also make it difficult to liquidate a position. Periods of illiquidity have occurred from time-to-time in the past, such as in connection with Russia’s default on its sovereign debt in 1998. Such periods of illiquidity and the events that trigger them are difficult to predict and there can be no assurance that the Advisor will be able to do so.

There can be no assurance that market illiquidity will not cause losses for Registrant. The large size of the positions which the Advisor is expected to acquire for Registrant increases the risk of illiquidity by both making its positions more difficult to liquidate and increasing the losses incurred while trying to do so.

The risk of loss due to potentially illiquid markets is more acute in respect of over-the-counter instruments than in respect of exchange-traded instruments because the performance of those contracts is not guaranteed by an exchange or clearinghouse and Registrant will be at risk to the ability of the counterparty to the instrument to perform its obligations thereunder. Because these markets are not regulated, there are no specific standards or regulatory supervision of trade pricing and other trading activities that occur in those markets.

(11)	Systematic Trading Strategies May Incur Substantial Losses

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

The program utilized by the Advisor is a systematic trading strategy.

(12)	Competition with Other Technical and Trend-Following Traders

The Advisor’s trading system incorporates technical analysis and trend-following, two trading methods that have gained increasing popularity among advisors. The significant growth in the number of such traders has translated into greater competition for the Advisor in identifying and executing orders promptly to take advantage of profitable opportunities in the markets. Furthermore, the number of traders competing in the same market has the effect of decreasing the profit available in each trade as demand pushes up the price of a long contract and pushes down the price of a short contract.

(13)	Other Limitations on Technical Analysis

The profitability of technical analysis generally depends upon the accurate forecasting of major price moves or trends in prices. However, there is no assurance that trends will develop in the markets followed by the Advisor or that they will be forecast accurately. Furthermore, on occasion fundamental rather than technical factors may drive prices. A strict reliance on technical analysis may cause the Advisor to misperceive the factors motivating market behavior.

(14)	Non-Discretionary Versus Discretionary Systems

The Diversified Program follows a primarily non-discretionary system. This means that trading signals are automatically generated by its models and, except in extreme situations, are followed to the letter. The Advisor has found that the absence of discretion promotes greater consistency in performance and lessens the opportunity for less reliable anecdotal evidence and personal judgment to influence decision-making. In unusual market situations, the Advisor reserves the right to deviate from its automatic system. This raises the possibility that the Advisor may misinterpret when an unusual market situation has occurred and take actions that cause rather than prevent losses.

(15)	The Limits of a Research-Based System

A unique aspect of the Advisor’s approach to trading is its heavy emphasis on research. Over half of its employees devote some or all of their time to identifying nuances in market patterns, rigorously testing hypotheses and refining models in order to give an edge to the Diversified Program’s trading system. However, research is generally linked to what has occurred in the past. To the extent a market deviates from its accustomed response to an event or the event itself is unusual, extreme or never before experienced by the market, the value of a research-based methodology will lessen. The clearest recent example is the subprime market fiasco beginning in mid-2007 which continues to produce an adverse impact on financial institutions and markets to a degree never before seen or even anticipated.

The constant evolution of markets represents a second factor influencing the benefits of a research-based system of trading. Unexpected price jumps have accompanied the transition from floor based to all-electronic markets. New contract rules and new market participants, both hedgers and speculators, have also impacted the way markets act and react. These changes are not easily discerned until an identifiable pattern forms. The Advisor has concluded that the value of its research efforts far outweighs any limitations. However these limitations must be acknowledged.

(16)	The Limits of Risk Management Systems

A carefully designed and executed risk management system is critical to the success of any trading method. With this in mind, the Advisor has approached the management of risk from many different perspectives. Nevertheless, risk management is not the same as eliminating risk. It is virtually impossible to eliminate risk whereas lowering risk may be possible in most situations. Accordingly, the Advisor believes that it will continue to experience monthly, quarterly and even annual drawdowns despite its highly developed system of risk management.

(17)	Failure of Futures and Foreign Exchange Trading to be Non-Correlated to General Financial Markets Will Eliminate Benefits of Diversification

Historically, managed futures and foreign exchange generally have been non-correlated to the performance of other asset classes such as stocks and bonds. Non-correlation means that there is no statistically valid relationship between the past performance of futures and forward contracts on the one hand and stocks or bonds on the other hand. Non-correlation should not be confused with negative correlation, where the performance would be exactly opposite between two asset classes. Because of this non-correlation, Registrant can be expected to be profitable during unfavorable periods for the stock market, or vice-versa. The futures and forward markets are fundamentally different from the securities markets in that for every gain in futures and forward trading, there is an equal and offsetting loss. If Registrant does not perform in a manner non-correlated with the general financial markets or does not perform successfully, you will obtain no diversification benefits by investing in the Interests and Registrant may have no gains to offset your losses from other investments.

(18)	Trading on Commodity Exchanges Outside the United States is Not Subject to U.S. Regulation

The Advisor may engage in some or all of its trading on commodity exchanges outside the United States. Trading on such exchanges is not regulated by any United States governmental agency and may involve certain risks not applicable to trading on United States exchanges. In trading contracts denominated in currencies other than U.S. dollars,

Registrant will be subject to the risk of adverse exchange-rate movements between the dollar and the functional currencies of such contracts. Additionally, trading on foreign exchanges is also subject to the risk of exchange controls, expropriation, excessive taxation or government disruption. Investors could incur substantial losses from trading on foreign exchanges by Registrant to which such investors would not have been subject had the Advisor limited its trading to U.S. markets.

(19)	Failure or Lack of Segregation of Assets May Increase Losses

The Commodity Exchange Act (“CEA”) requires a futures commission merchant (“FCM”) or clearing broker, to segregate all funds received from customers from such broker’s proprietary assets. If the clearing broker fails to do so, the assets of Registrant might not be fully protected in the event of their bankruptcy. Furthermore, in the event of the clearing broker’s bankruptcy, Registrant could be limited to recovering only a pro rata share of all available funds segregated on behalf of the clearing broker’s combined customer accounts, even though certain property specifically traceable to Registrant (for example, Treasury bills deposited by Registrant with the clearing broker as margin) was held by the clearing broker. The clearing broker has been the subject of certain regulatory and private causes of action.

In the event of the FCM’s, bankruptcy, Registrant may recover a pro-rata share or none of its assets.

(20)	Default by Counterparty and Credit Risk Could Cause Substantial Losses

Dealers in forward contracts are not regulated by the CEA and are not obligated to segregate customer assets. As a result, Members do not have such basic protections with respect to the trading in forward contracts by Registrant. This lack of regulation in these markets could expose Registrant in certain circumstances to significant losses in the event of trading abuses or financial failure by the counterparties.

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

(21)	Possible FCM Failure

Under CFTC regulations, FCMs are required to maintain clients’ assets in a segregated account. If a Diversified Program client’s FCM fails to do so, the client may be subject to a risk of loss of Registrants on deposit with the client’s FCM in the event of its bankruptcy. In addition, under certain circumstances, such as the inability of another client of the FCM or the FCM itself to satisfy substantial deficiencies in such other client’s account, a client may be subject to a risk of loss of Registrants on deposit with the client’s FCM. In the case of any such bankruptcy or client loss, a client might recover, even in respect of property specifically traceable to the client, only a pro rata share of all property available for distribution to all of the FCM’s clients.

(22)	Forwards, Swaps, Hybrids and Other Derivatives are Not Subject to CFTC Regulation

Registrant may trade foreign exchange contracts in the interbank market. Since forward contracts are traded in unregulated markets between principals, Registrant also assumes the risk of loss from counterparty nonperformance. In the future, Registrant may also trade swap agreements, hybrid instruments and other off-exchange contracts. Swap agreements involve trading income streams such as fixed rate or floating rate interest. Hybrids are instruments that combine features of a security with those of a futures contract. Because there is no exchange or clearing house for these contracts, Registrant will be subject to the credit risk and nonperformance of the counterparty. Additionally, because these off-exchange contracts are not regulated by the CFTC, Registrant will not receive the protections that are provided by the CFTC’s regulatory scheme.

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

(23)	Foreign Exchange Currency Trading is Not Subject to CFTC Regulation

The Advisor may trade its programs by entering into spot and forward transactions involving currencies with United States and foreign banks and currency dealers, or it may enter into such transactions for hedging purposes. As with the risks involved in forward contracts (see above), trading in spot and forward foreign exchange transactions is not regulated by the CFTC and such contracts are not traded on or guaranteed by an exchange or its clearing house.

(24)	Fees and Commissions are Charged Regardless of Profitability and May Result in Depletion of Registrant’s Assets

Registrant is subject to the fees and expenses described herein which are payable irrespective of profitability in addition to incentive fees which are payable to the Advisor based on the Advisor’s profitability and not on the profitability of Registrant as a whole. Such fees and expenses include the Managing Owner’s administrative services fee of 6% and the Advisor’s base fee of 2%. In addition, Registrant is subject to an incentive fee equal to 22% of net profits on a cumulative high water mark basis. The Advisor’s fees are based on a variety of factors, including the fees the Advisor charges to other clients.

Registrant is also subject to brokerage fees and administrative expenses. On Registrant’s forward trading, “bid-ask” spreads are incorporated into the pricing of Registrant’s forward contracts by its counterparties in addition to the brokerage fees paid by Registrant. It is not possible to quantify the “bid-ask” spreads paid by Registrant because Registrant cannot determine the profit its counterparty is making on the forward trades into which it enters. Consequently, the expenses of Registrant could, over time, result in significant losses to your investment therein. You may never achieve profits.

(25)	Reliance on the Advisor to Trade Successfully

The Advisor is responsible for making all futures, forwards, and options trading decisions on behalf of Registrant. The Managing Owner has no control over the specific trades the Advisor may make, leverage used by the Advisor in implementing its trading program, risks and/or concentrations assumed or whether the Advisor will act in accordance with the disclosure documents or descriptive materials furnished by it to the Managing Owner. The Managing Owner can provide no assurance that the trading program employed by the Advisor will be successful.

(26)	Registrant Allocates 100% of its Assets to One Program of One Advisor

Registrant currently allocates 100% of its assets to trading by Winton pursuant to the Diversified Program. As such, Registrant is not subject to diversification that would otherwise occur if Registrant’s assets were allocated to multiple programs of the Advisor or to multiple Advisors utilizing different trading programs. In the event that the Diversified Program experiences a significant loss, or the Advisor experiences a negative occurrence, Registrant’s performance and ability to continue investment operations may be negatively impacted more significantly than if Registrant diversified its assets among multiple programs of the Advisor and/or multiple trading advisors.

(27)	Increase in Assets Under Management May Affect Trading Decisions

The more equity the Advisor manages, the more difficult it may be for the Advisor to trade profitably because of the difficulty of trading larger positions without adversely affecting prices and performance. Accordingly, such increases in equity under management may require the Advisor to modify trading decisions for Registrant that could have a detrimental effect on your investment.

(28)	You Cannot be Assured of the Advisor’s Continued Services Which May Be Detrimental to Registrant

You cannot be assured that the Advisor will be willing or able to continue to provide advisory services to Registrant for any length of time. There is severe competition for the services of qualified trading advisors, and Registrant may not be able to retain satisfactory replacement or additional trading advisors on acceptable terms or the Advisor may require Registrant to pay higher fees in order to be able to retain the Advisor. The Managing Owner may either terminate the Advisor upon 30 days’ prior written notice, or upon shorter notice, if for cause. The Advisor has the right to terminate the Advisory Agreement in its discretion at any time for cause.

(29)	The Trust Agreement Does Not Require the Managing Owner to Maintain a Particular Net Worth or Capital Account

The Operating Agreement does not require the Managing Owner to maintain a particular net worth or capital account. As such, investors may have limited recourse against the Managing Owner in certain circumstances.

(30)	Limited Ability to Liquidate Your Investment

There is no secondary market for the Interests. While the Interests may be redeemed, there are restrictions. For example, Interests may be redeemed only as of the close of business on the last business day of a calendar month provided a Request for Redemption is received at least five business days prior to the end of such month excluding the last business day of the month.

Transfers of Interests are subject to limitations, such as 30 days’ advance notice of any intent to transfer. Also, the Managing Owner may deny a request to transfer if it determines that the transfer may result in adverse legal or tax consequences for Registrant.

(31)	Various Actual and Potential Conflicts of Interest May Be Detrimental to Members

Registrant is subject to actual and potential conflicts of interests involving the Managing Owner, the Advisor, and various brokers. The Managing Owner, the Advisor, and their respective principals, all of which are engaged in other investment activities, are not required to devote substantially all of their time to Registrant’s business, which also presents the potential for numerous conflicts of interest with Registrant. As a result of these and other relationships, parties involved with Registrant have a financial incentive to act in a manner other than in the best interests of Registrant and its Members. The Managing Owner has not established any formal procedure to resolve conflicts of interest. Consequently, investors will be dependent on the good faith of the respective parties subject to such conflicts to resolve them equitably. Although the Managing Owner attempts to monitor these conflicts, it is extremely difficult, if not impossible, for the Managing Owner to ensure that these conflicts do not, in fact, result in adverse consequences to Registrant.

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

Selling agents will be entitled to ongoing compensation as a result of their clients holding Interests, so a conflict exists between their interest in maximizing compensation and in advising their clients to make investment decisions in such clients’ best interests.

(32)	Members Taxed Currently

Members are subject to tax each year on their allocable share of the income or gains (if any) of Registrant, whether or not they receive distributions. Moreover, the Managing Owner does not intend to make any distributions to Members. Consequently, Members will be required either to redeem Interests or to make use of other sources of funds to discharge their tax liabilities in respect of any profits earned by Registrant.

In comparing the profit objectives of Registrant with the performance of more familiar securities in which one might invest, prospective investors must recognize that if they purchased equity or debt, there probably would be no tax due on the appreciation in the value of such holdings until disposition. In the case of Registrant, on the other hand, a significant portion of any appreciation in the Members’ capital accounts must be paid in taxes by the Members every year, resulting in a substantial cumulative reduction in their net after-tax returns. Because Members will be taxed currently on their allocable share of the income or gains of Registrant, if any, Registrant may trade successfully but investors nevertheless would have recognized significantly greater gains on an after-tax basis had they invested in conventional stocks or bonds with comparable performance.

The performance information included in this Memorandum is presented exclusively on a pre-tax basis.

(33)	Limitation on Deductibility of “Investment Advisory Fees”

Non-corporate Members may be required to treat the amount of incentive fees, management fees, and other expenses of Registrant as “investment advisory fees” which may be subject to substantial restrictions on deductibility for federal income tax purposes. In the absence of further regulatory or statutory clarification, the Managing Owner is not classifying these expenses as “investment advisory fees,” but this is a position to which the Internal Revenue Service (the “IRS”) may object. If a substantial portion of the fees and other expenses of Registrant were characterized as “investment advisory fees,” an investment in Registrant might no longer be economically viable.

(34)	Taxation of Interest Income Irrespective of Trading Losses

The Members’ capital accounts reflect the trading profits and losses as well as the interest income earned and expenses incurred by Registrant. However, losses on Registrant’s trading will be almost exclusively capital losses, and capital losses are deductible against ordinary income only to the extent of $3,000 per year in the case of non-corporate taxpayers and cannot be used to offset any ordinary income in the case of a corporate Member. Consequently, if a non-corporate Member had, for example, an allocable trading (i.e., capital) loss of $10,000 in a given fiscal year and allocable interest (i.e., ordinary) income (after reduction for expenses) of $5,000, the Member would have incurred a net loss in its capital account equal to $5,000 but would recognize taxable income of $2,000 (assuming a 40% tax rate). The limited deductibility of capital losses for non-corporate Members could result in such Members having a tax liability in respect of their investment in Registrant despite incurring a financial loss on their Interests.

(35)	Possibility of a Tax Audit of Both Registrant and the Members

There can be no assurance that the tax returns of Registrant will not be audited by the IRS. If such an audit results in an adjustment, Members could themselves be audited as well as being required to pay additional taxes, interest and possibly penalties.

Investors are strongly urged to consult their own tax advisers and counsel with respect to the possible tax consequences to them of an investment in Registrant; such tax consequences may differ in respect of different investors.

(36)	Regulatory Changes or Actions May Alter the Nature of an Investment in Registrant

Considerable regulatory attention has been focused on non-traditional investment pools, in particular commodity pools. There has been significant international governmental concern expressed regarding, for example, (i) the disruptive effects of speculative trading on the central banks’ attempts to influence exchange rates and (ii) the need to regulate the derivatives markets in general. There is a possibility of future regulatory changes altering, perhaps to a material extent, the nature of an investment in Registrant.

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

(37)	Lack of Independent Experts Representing Investors

The Managing Owner has consulted with counsel, accountants and other experts regarding the formation and operation of Registrant. No counsel has been appointed to represent you in connection with the offering of the Interests. Accordingly, you should consult your own legal, tax and financial advisers regarding the desirability of an investment in Registrant.

(38)	Possibility of Termination of Registrant Before Expiration of its Stated Term

Registrant will be dissolved upon the insolvency, bankruptcy, dissolution or withdrawal of the Managing Owner, unless a substitute Managing Owner were obtained in accordance with the Operating Agreement. Additionally, the Managing Owner has the authority to dissolve Registrant in its sole discretion. The occurrence of such an event could cause you to liquidate your investments and upset the overall maturity and timing of your investment portfolio.

Additionally, if the registrations with the CFTC or memberships in the NFA of the Managing Owner or the clearing broker were revoked or suspended, such entity would no longer be able to provide services to Registrant.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

Registrant does not own or lease any physical properties in the conduct of its business. Registrant’s only place of business is the place of business of the Managing Owner, located at 900 King Street, Suite 100, Rye Brook, New York 10573.

Certain administrative services are provided by Spectrum Global Fund Administration, L.L.C., Registrant’s administrator, which is located at 33 West Monroe, Suite 1000, Chicago, Illinois 60603, and 8415 Pulsar Place Suite 400, Columbus, Ohio 43240. In addition, the administrator maintains certain books and records of Registrant, including certain books and records required by CFTC Rule 4.23(a), at its offices located as specified above.

Item 3.	Legal Proceedings

There are no material legal proceedings pending, on appeal, or concluded to which Registrant is a party or to which any of its assets are subject.

Item 4.	Submission of Matters to a Vote of Security Holder

None

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Information with respect to the offering of Limited Interests and the use of proceeds is incorporated by reference from Note 1 of Registrant’s 2009 Annual Report to this section, which is filed as an exhibit hereto.

A significant secondary market for the Limited Interests has not developed, and is not expected to develop in the future. There are also certain restrictions set forth in the Trust Agreement limiting the ability of a Unitholder to transfer Interests. However, Limited Interests may be redeemed on a monthly basis. Future redemptions will impact the amount of funds available for investment in commodity contracts in subsequent periods. Redemptions are calculated based on Registrant’s then current net asset value per Interest as of the close of business on the last business day of the month in which the exchange or redemption request is effected.

In 2009, the Managing Owner of the Registrant, determined that, effective March 1, 2009, Interests in the Registrant can only be redeemed as of the last business day of each month. Through February 27, 2009, Investors were able to redeem their Interests on a weekly basis on the Friday of each week.

As of February 28, 2010, there were 762 holders of record owning 69,153.0661 Interests, which include 0 Managing Owner or General Interests owned by the Managing Owner.

There are no material restrictions upon Registrant’s present or future ability to make dividends or distributions in accordance with the provisions of the Trust Agreement. No dividends or distributions have been made since inception and no dividends or distributions are anticipated in the future.

No equity compensation plans under which Interests of Registrant are authorized for issuance have been proposed or approved by Interestholders.

The Managing Owner has sole discretion in determining what distributions, if any, Registrant will make to Interestholders. Registrant has never declared a dividend and does not intend to do so in the future. The Registrant did not repurchase any Interests registered pursuant to Section 12 of the Exchange Act during the period January 1, 2009 through December 31, 2009.

Item 6.	Selected Financial Data

The following table presents selected financial data of Registrant. This data should be read in conjunction with the financial statements of Registrant and the notes thereto on pages 2 through 18 of Registrant’s 2009 Annual Report, which is filed as an exhibit hereto.

	Year Ended December 31,
	2009	2008	2007	2006	2005
Total revenues (including interest)	$(281,960)	$6,932,165	$3,792,710	$3,358,074	$(2,751,363)

Net income (loss)	$(2,037,076)	$4,683,372	$1,779,155	$797,070	$(5,800,884)

Net income (loss) per weighted average Interest	$(24.22)	$48.38	$14.42	$4.85	$(27.37)

Total assets	$14,715,935	$21,456,302	$19,246,534	$24,070,850	$30,770,584

Net asset value per Interest	$203.92	$226.47	$178.44	$163.72	$159.53

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

General

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

The Managing Owner has evaluated Registrant’s financial statements and related disclosures and has determined that the policies discussed below are critical accounting policies because they involve estimates, judgments and assumptions that are particularly complex, subjective or uncertain. For further discussion of Registrant’s significant accounting policies, see Note 2 of Registrant’s 2009 Annual Report, attached hereto.

The valuation of Registrant’s investments that are not traded on a United States or internationally recognized futures exchange is a critical accounting policy. The market values of futures (exchange traded) contracts is verified by Registrant’s administrator, which obtains valuation data from third party data providers such as Bloomberg, Reuters and Super Derivatives and compares those prices with Registrant’s clearing broker. The market value of currency swap and forward (non-exchange traded) contracts is extrapolated on a forward basis from the spot prices quoted as of 4 p.m. on the last business day of the reporting period. All values assigned by the administrator and confirmed by the Managing Owner are final and conclusive as to all of Registrant’s Interestholders.

As such, if actual results vary from estimates used, they are not anticipated to have a material impact on the financial statements and related disclosures.

Registrant records all investments at fair value in its financial statements, with changes in fair value reported as a component of Trading Profits (Losses) in the Statements of Operations. Generally, fair values are based on quoted market prices; however, in certain circumstances, significant judgments and estimates are involved in determining fair value in the absence of an active market closing price. Registrant considers prices for exchange traded commodity futures and options contracts to be based on quoted prices in active markets for identical assets (Level 1). The values of forwards, swaps, and certain option contracts for which market quotations are not readily available are priced by Super Derivatives, Bloomberg, Reuters and or other third party data providers who derive fair values for those assets from observable inputs (Level 2). Level 3 inputs reflect Registrant’s assumptions that it believes market participants would use in pricing the asset or liability. Registrant develops Level 3 inputs based on the best information available in the circumstances, which may include indirect correlation to a market value, combinations of market values or Registrant’s proprietary data. Level 3 inputs generally include information derived through extrapolation or interpolation of observable market data. Registrant does not currently have any investments valued using Level 3 inputs.

Of the Registrant’s unrealized gains at December 31, 2009, $18,196 or 72.37% of the Registrant’s unrealized gains at December 31, 2009 are classified as Level 1 and $6,948 or 27.63% as Level 2. $75,040 or 148.60% of Registrant’s unrealized gains (losses) at December 31, 2008 are classified as Level 1 and $(24,542) or (48.60)% as Level 2. There are no Level 3 investments on December 31, 2009 or 2008.

In April 2009, the Financial Accounting Standards Board (“FASB”) issued accounting guidance clarifying the application of Accounting Standards Codification (“ASC” or “Codification”) Topic 820, “Fair Value Measurements and Disclosures.” The additional guidance provides for how the fair value of a financial asset or liability is determined when the volume and level of activity for the asset or liability have significantly decreased and on identifying circumstances that indicate a transaction is not orderly. The guidance was effective for interim and annual periods after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, and is to be applied prospectively. The Registrant adopted the guidance effective January 1, 2009. As required, the Registrant also adopted guidance relating to recognition and presentation of other-than-temporary impairments, effective January 1, 2009. The adoption of these pronouncements did not have an impact on the Registrant’s financial statements.

In March 2008, the FASB issued accounting guidance which established among other things, the disclosure requirements for derivative instruments and for hedging activities. The guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Registrant’s adoption of the guidance effective January 1, 2009 did not have a material impact on the Registrant’s financial statements, other than enhanced disclosures as discussed under Note 2 of Registrant’s 2009 Annual Report.

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

Effective July 1, 2009, the Registrant adopted ASC Topic 105, “Generally Accepted Accounting Principles”. ASC Topic 105 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The Codification did not change U.S. GAAP but reorganizes the existing literature into Topics. References for FASB guidance throughout this document have been updated for the Codification.

On September 30, 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-12, Investments in Certain Entities That Calculate Net Asset Value per Share (or its Equivalent) (“ASU 2009-12”). ASU 2009-12 provides guidance on measuring the fair value of certain alternative investments, and amends ASC Topic 820 to offer investors a practical means for measuring the fair value of investments in certain entities that calculate net asset value and require certain disclosures. ASU 2009-12 is effective for periods ending after December 15, 2009, and early adoption is permitted. The adoption of ASU 2009-12 did not have an impact on the Registrant’s financial statements.

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

In 2009, the Managing Owner of the Registrant determined that, effective March 1, 2009, Interests in the Registrant can only be redeemed as of the last business day of each month. Through February 27, 2009, Investors were able to redeem their Interest on a weekly basis on the Friday of each week.

Subscriptions and Redemptions

Year Ended December 31, 2009

Subscriptions of Limited Interests and General Interests for the year ended December 31, 2009 were $0 and $0, respectively. Redemptions of Limited Interests and General Interests for the year ended December 31, 2009 were $4,354,136 and $197,480, respectively.

Year Ended December 31, 2008

Subscriptions of Limited Interests and General Interests for the year ended December 31, 2008 were $0 and $0, respectively. Redemptions of Limited Interests and General Interests for the year ended December 31, 2008 were $2,678,632 and $29,539, respectively.

Year Ended December 31, 2007

Subscriptions of Limited Interests and General Interests for the year ended December 31, 2007 were $0 and $0, respectively. Redemptions of Limited Interests and General Interests for the year ended December 31, 2007 were $6,522,665 and $63,470, respectively.

Liquidity

At December 31, 2009, 100% of Registrant’s net investable assets were allocated to commodities trading. A significant portion of Registrant’s net assets is held in cash, which is used as margin for trading in commodities. In as much as the sole business of Registrant is to trade in commodities, Registrant continues to own such liquid assets to be used as margin. The clearing broker and bank credit Registrant with interest income on 100% of its average daily equity maintained in its accounts with the clearing broker and bank during each month at competitive interest rates.

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

Since Registrant’s business is to trade futures, forward and option contracts, its capital is at risk due to changes in the value of these contracts (market risk) or the inability of counterparties to perform under the terms of the contracts (credit risk). Registrant’s exposure to market risk is influenced by a number of factors including the volatility of interest rates and foreign currency exchange rates, the liquidity of the markets in which the contracts are traded and the relationships among the contracts held. The inherent uncertainty of Registrant’s speculative trading as well as the development of drastic market occurrences could result in losses considerably beyond Registrant’s experience to date and could ultimately lead to a loss of all or substantially all of investors’ capital. The Managing Owner attempts to minimize these risks by requiring Registrant and the Trading Advisor to abide by various trading limitations and policies, which include limiting margin amounts, trading only in liquid markets and permitting the use of stop loss provisions. For a further discussion of the credit and market risks associated with Registrant’s futures, forward and option contracts, see Note 7 to Registrant’s 2009 Annual Report attached hereto.

Registrant does not have, nor does it expect to have, any capital assets.

Market Overview

Following is a market overview for the years ended December 31, 2009, December 31, 2008 and December 31, 2007:

Year Ended December 31, 2009

The year began amid a precipitous decline in global economic activity and a continued plunge in risk assets. However, an unprecedented, massive, concerted effort by policymakers around the world eventually took effect. The

U.S. Federal Reserve (the “Fed”) vastly expanded its lender of last resort operations by accepting a wide range of collateral through its discount window as well as through a variety of programs designed at various secondary markets. Furthermore, the Fed embarked on a vast expansion of its balance sheet, also called quantitative easing, to pump excess reserves into the system. Meanwhile, the U.S. Treasury bailed out General Motors after already having taken over Fannie Mae and Freddie Mac in late 2008. The U.S. was not the only government stepping on the policy gas. Others followed suit, with varying degrees of stimuli. The UK was equally, if not more, aggressive than the U.S. The European Central Bank vastly expanded the scope of its operations. China launched a massive stimulus program consisting of a ramp up in infrastructure spending. Overall, the global monetary and fiscal stimuli were unprecedented in scale and scope. Eventually, the markets began to recognize that policymakers were unlikely to countenance a complete collapse of economic activity. The realization that the Great Depression Mark II would be avoided was enough to power the steepest rally since the 1930s.

While a catastrophe was avoided, the U.S. economic performance nonetheless turned out to be the worst in the postwar era. The U.S. economy lost 4.2 million jobs and the unemployment rate skyrocketed to cross the 10% threshold. The first six months of the year witnessed a massive 3.5 million in job losses. Motor vehicle sales plunged to their lowest level since 1981 and retail sales at one point during the year showed a 10% year-over-year decline. The household sector was in retrenchment mode, consumer credit suffered its steepest decline since WWII and overall household debt experienced its first decline since the record began in 1952. However, by mid year, many of the indicators started to stabilize. Housing was the first to offer a glimmer of hope. New and existing home sales and housing starts bottomed in the first quarter. More importantly, the Case-Shiller Index reported that home prices rose for five consecutive months after the trough in February. Auto sales, initially boosted by the U.S. government’s cash-for-clunkers policy, settled at well above their lows. Toward year-end, even the employment situation displayed slight improvement.

After a stellar 2008, U.S. Treasuries turned out mediocre performance in 2009. While the two-year showed a small gain, Treasuries of maturities five years or greater gave up some ground. The losses in the five and ten-year were modest but the thirty-year lost approximately 14.9%. The Fed kept rates unchanged throughout the year as subdued inflation and still-high unemployment gave the Fed enough reason not to take its foot off the monetary pedal. Central banks in much of the advanced world maintained the status quo throughout the year. Australia was a notable exception, hiking rates three times late in the year in the face of strengthening demand for commodities, an improving labor market and a recovery in housing.

Currencies: The Dollar Index, which measures the U.S. dollar against a basket of currencies, started 2009 on a high note as the global risk aversion bolstered the demand for the dollar as a safe haven. However, as financial conditions stabilized, the dollar began to lose ground and the slump continued as the rally in risk assets gathered steam and eventually the economic recovery began to take hold. The dollar rallied smartly in December but still ended the year down approximately 5.2%. The greenback declined against all the major currencies, except the Japanese yen. The dollar’s largest declines came against the Australian, Canadian and New Zealand dollars as the recovery in commodities and rising interest rates boosted those currencies. The euro recorded a solid gain against the dollar, rising approximately 3.0%. Emerging market currencies by and large enjoyed solid gains.

Energies: Crude oil continued the downtrend early in year before hitting a trough in February. Thereafter, the Organization of the Petroleum Exporting Countries’ production cuts and increasing evidence of Chinese-led Asian inventory restocking demand bolstered crude. As the year progressed, stabilization in U.S. demand assisted in crude’s overall positive performance as well and crude ended the year up nearly 77.9%. Reformulated gasoline outperformed crude, rising approximately 103.6% as U.S. transportation demand stabilized and then increased. Heating oil posted a solid gain of approximately 50.7% as unusually cold weather toward year end helped boost gains. Cold weather helped natural gas as well, but not enough to prevent it from recording a loss for the year. In September, natural gas had slumped to a seven-year low amid rising production and surging inventories.

Indices: Global equity performance in 2009 was a welcome and stark contrast to that of 2008. The year started off poorly, with the S&P 500 hitting a twelve-year low. At that point, the forty-year total return on the index fell below that of the ten-year bond for the first time. However, unnoticed by many, the dividend yield on the S&P 500 had edged up past the ten-year yield, something that had not occurred since the mid 1950s. From that trough, stocks staged their largest rally since the 1930s, led by financials. For the year as a whole, the S&P 500, Dow Jones Industrial Average and the NASDAQ gained approximately 23.5%, 18.8% and 43.9%, respectively. In Europe, the DAX, CAC and FTSE experienced even larger rallies, posting gains of 23.9%, 22.3% and 25.0%, respectively. Of the three majors in Asia, the Kospi and the Hang Seng surged powerfully, rising 49.7% and 52.0%, respectively, while the Nikkei posted a respectable 19.0% gain. Australia and New Zealand witnessed sharp gains as well. Emerging economy stocks as whole had a V-shaped recovery, the MSCI Emerging Market Index rose 66.2% for the year.

Metals: Precious and base metals recorded impressive performance in 2009. While gold made headlines, copper actually led the way, gaining 138.5%, followed by zinc, which rose 111.9%. In fact, the entire base metals complex outperformed gold. Nickel and aluminum posted gains of 58.3% and 44.8%, respectively. Gold itself rose 24.0%, although a selloff in December took some shine off the yellow metal. Silver recorded a hefty 49.3% gain.

Agriculturals: Agricultural commodities had a mixed year and grains in general underperformed the rest of the commodity complex. For 2009, the S&P GSCI Grains Index posted a 10.3% loss, compared with the 13.5% gain for S&P GSCI overall. Wheat was the worst performer, not only within the grains complex but among major commodities as well, as it lost 11.3% for the year. Notwithstanding the gyrations caused by weather throughout the year, a wet spring delayed planting, a cool summer then slowed development of these crops, and finally a wet cold fall severely delayed harvesting. Ample production and storage overhang from 2008 weighed on wheat and on the grain sector. Corn and soybeans gained modestly, rising 1.8% and 6.9%, respectively. The recovery in biofuel demand helped support corn and soybeans. Live cattle increased 1.8% and hogs gained 7.8%.

Softs: Sugar was the star performer in 2009, recording a 128.2% gain and increasing to its highest level since 1980. Massive production shortfall in India, the world’s largest consumer of sugar and the second biggest producer, created the perfect condition for sugar’s meteoric rise. Coffee and cocoa recorded strong performance as well, rising 21.3% and 23.1%, respectively, as the global economic recovery and favorable fundamentals were supportive.

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

According to the Merrill Lynch Index, treasuries of all maturities combined returned almost 15% in 2008. The Federal Reserve added additional liquidity and slashed the Federal Discount Rate to a 0.0% - 0.25% range during December. For the first half of the year, the Federal Reserve Open Market Committee lowered rates in attempts to improve market conditions due to the sub-prime mortgage crisis. Additional rate reductions were geared to stimulate the economy in the face of the global credit crisis as numerous financial institutions announced faltering operations during the last few months of 2008. As a result, the Discount Rate and Federal Funds Rate decreased over 4% throughout the year.

As the housing and credit markets around the globe crumbled, the world’s central banks worked collaboratively and lowered key rates throughout 2008. The Bank of England, faced with a deepening banking crisis and recession, lowered their rate by approximately 3.5% throughout the year. Even the President of the ECB, Jean Claude Trichet, had to abandon his long term hawkish stance as the ECB lowered rates to 2.0% by year end. The scene was all too familiar in Asia as the Peoples Bank of China and the Bank of Japan lowered rates in 2008.

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

The pound finished the year with gains on the dollar, despite losses in December as a result of a BOE rate decrease. The euro had a strong year and benefited from perceptions that the ECB would not be lowering rates any time soon as ECB President Jean Claude Trichet issued a series of hawkish comments, mainly as related to inflation concerns. European Union economic data was mixed to weak, including a twenty-two month low reading of the German IFO Business Confidence Index.

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

Indices: The major US equity indices slumped in the fourth quarter under the weight of the subprime credit crisis but still tallied gains for the year. For 2007, the Dow Jones rose over 6%, the S&P 500 added 3.5%, while the tech heavy NASDAQ was the leading performer with a 10% gain. The fourth quarter sell-off was a result of traders becoming increasingly concerned about the economy in general and housing in particular. Some doubted the Fed’s resolve to address the economic issues in the face of growing inflation concerns. Also, interest and demand for commodities as an alternative asset class weighed on the equity sector.

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

The BOJ raised rates in the first quarter of the year and held the rate steady through the end of the year. A rash of lackluster economic data weighed on BOJ officials but they kept the rates unchanged. The Peoples Bank of China drained liquidity and gradually hiked interest rates throughout 2007.

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

Sector Performance

Due to the nature of Registrant’s trading activities, a period-to-period comparison of its trading results is not meaningful. However, set forth below are the following:

(a)

the major sectors to which Registrant’s assets were allocated as of December 31, 2009, December 31, 2008 and December 31, 2007, measured as a percentage of the “gross speculator margin” (i.e., the minimum amount of cash or marginable securities a speculator must post when buying or selling futures assets); and

(b)

a discussion of Registrant’s trading results for the major sectors in which Registrant traded for the year ended December 31, 2009, the year ended December 31, 2008 and the year ended December 31, 2007.

Year Ended December 31, 2009

As of December 31, 2009, the allocation of Registrant’s assets to major sectors was as follows:

Sector	Allocation
Currencies	32.06%

Energies	3.24%

Grains	4.48%

Interest Rates	17.30%

Meats	0.20%

Metals	3.86%

Indices	36.05%

Tropicals	2.81%

TOTAL	100.00%

Trading results for the major sectors in which Registrant traded for the year ended December 31, 2009 were as follows:

Currencies: (-) Registrant experienced the majority of its gains in the Australian and New Zealand dollars, Russian ruble and South American rand. The majority of losses were made in the Canadian dollar, Chilean peso, euro, Japanese yen and Swiss franc.

Energies: (-) Registrant experienced gains in natural gas. The majority of losses were made in brent crude, crude oil, gas oil, heating oil and reformulated gasoline.

Grains: (-) Registrant experienced gains in soybean meal and soybeans. The majority of losses were made in cotton, wheat and corn.

Indices: (+) Registrant experienced the majority of its gains in the CAC 40, DJ Stoxx, Dow Jones Industrial Average, FTSE, Hang Seng, Ibex Plus, Nasdaq and S&P 500. Losses were incurred in the Tokyo Stock Index and Nikkei.

Interest Rates: (-) Registrant experienced gains in the Euroswiss. The majority of losses were experienced in the German bund, Japanese Government Bonds, London Gilts and US Treasury Bonds.

Meats: (-) Registrant experienced losses in live cattle.

Metals: (+) Registrant experienced gains in aluminum, copper and zinc. Losses were incurred in silver.

Softs (-) Registrant experienced gains in sugar. Losses were incurred in coffee and cocoa.

Year Ended December 31, 2008

As of December 31, 2008, the allocation of Registrant’s assets to major sectors was as follows:

Sector	Allocation
Currencies	14.43%

Energies	6.36%

Grains	2.92%

Interest Rates	50.24%

Metals	1.83%

Indices	11.11%

Tropicals	13.11%

TOTAL	100.00%

Trading results for the major sectors in which Registrant traded for the year ended December 31, 2008 were as follows:

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

[Remainder of page left blank intentionally]

Year Ended December 31, 2007

As of December 31, 2007, the allocation of Registrant’s assets to major sectors was as follows:

Sector	Allocation
Currencies	85.32%

Energies	2.83%

Grains	2.00%

Interest Rates	5.02%

Meats	0.61%

Metals	0.89%

Indices	1.97%

Tropicals	1.36%

TOTAL	100.00%

Trading results for the major sectors in which Registrant traded for the year ended December 31, 2007 were as follows:

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

Results of Operations

Year Ended December 31, 2009

The Net Asset Value per Interest as of December 31, 2009 was $203.92, a decrease of $22.55 from the December 31, 2008 Net Asset Value per Interest of $226.47. Registrant’s average net asset level during the year ended December 31, 2009 was approximately $18,184,000. Registrant’s average net assets decreased during the year ended December 31, 2009 in comparison to the year ended December 31, 2008 by approximately $1,356,000 primarily due to the effect of redemptions and negative trading performance.

Registrant’s performance for the year ended December 31, 2009 was (9.96)%. Performance includes the percentage change in Registrant’s Net Asset Value excluding the effect of any redemptions and includes the percentage impact of trading gains/(losses) less any commissions and related fees and expenses. Past performance is not necessarily indicative of future results.

Registrant’s trading losses before commissions and related fees for the year ended December 31, 2009 were approximately $291,000.

Interest income is earned on the average daily equity maintained with the clearing broker and bank at competitive interest rates and, therefore, varies according to interest rates, trading performance, and redemptions. Interest income for the year ended December 31, 2009 was approximately $9,000, a decrease of approximately $234,000 as compared to the year ended December 31, 2008 primarily due to reduced average net asset levels discussed above and declining interest rates.

Through February 27, 2009, administrative services were calculated on Registrant’s Net Asset Value at the end of each week, and therefore, varied according to weekly trading performance and redemptions. Subsequent to February 27, 2009, administrative services are calculated on Registrant’s Net Asset Value at the end of each month, and therefore, vary according to monthly trading performance and redemptions. Other transaction fees consist of National Futures Association, exchange and clearing fees as well as floor brokerage costs and give-up charges, which are based on the number of trades the Trading Advisor executes, as well as which exchange, clearing firm or bank on, or through, which the contract is traded. Administrative services and other transaction fees for the year ended December 31, 2009 were approximately $1,248,000, a decrease of approximately $152,000 as compared to the year ended December 31, 2008, primarily due to reduced average net asset levels discussed above.

Through February 27, 2009, management fees were calculated on Registrant’s Net Asset Value at the end of each week, and therefore, were affected by weekly trading performance and redemptions. Subsequent to February 27, 2009, management fees are calculated on Registrant’s Net Asset Value at the end of each month, and therefore, are affected by monthly trading performance and redemptions. Management fees for the year ended December 31, 2009 were approximately $337,000, a decrease of approximately $56,000 as compared to the year ended December 31, 2008, primarily due to reduced average net asset levels discussed above.

Through February 27, 2009, incentive fees were based on the “New High Net Trading Profits” (as defined in the Advisory Agreement) generated by the Trading Advisor, accrued weekly and were ultimately determined as of the close of business on the last Friday of each calendar quarter. Subsequent to February 27, 2009, incentive fees are based on the “New High Net Trading Profits” generated by the Trading Advisor, accrued monthly and are ultimately determined as of the last business day of each calendar quarter. Incentive fees for the year ended December 31, 2009 were $31.

General and administrative expenses for the year ended December 31, 2009 were approximately $227,000. These expenses include accounting, audit, tax, and legal fees, as well as printing and postage costs related to reports sent to limited owners and are before reimbursement of costs incurred by the Managing Owner on behalf of Registrant. To the extent that general and administrative expenses exceed 1.5% of Registrant’s Net Asset Value during the year (with a maximum of 0.5% attributable to other than legal and audit expenses) such amounts are borne by the Managing Owner and its affiliates. General and administrative expenses of $57,155 exceeded such limitations for the year ended December 31, 2009. Because general and administrative expenses exceeded such limitations for year ended December 31, 2009, a portion of the expenses related to services provided by the Managing Owner for Registrant during 2009 were borne by the Managing Owner and its affiliates.

Year Ended December 31, 2008

The Net Asset Value per Interest as of December 31, 2008, was $226.47, an increase of $48.03 from the December 31, 2007 Net Asset Value per Interest of $178.44. Registrant’s average net asset level during the year ended December 31, 2008 was approximately $19,540,000. Registrant’s average net assets decreased during the year ended December 31, 2008 in comparison to the year ended December 31, 2007 by approximately $1,184,000 primarily due to the effects of redemptions.

Registrant’s performance for the year ended December 31, 2008 was 26.92%. Performance includes the percentage change in Registrant’s Net Asset Value excluding the effect of any redemptions and includes the percentage impact of trading gains/(losses) less any commissions and related fees and expenses. Past performance is not necessarily indicative of future results.

Registrant’s trading gains before commissions and related fees for the year ended December 31, 2008 were approximately $6,690,000.

Interest income is earned on the average daily equity maintained with the clearing broker and bank at competitive interest rates and, therefore, varies weekly according to interest rates, trading performance, and redemptions. Interest income for the year ended December 31, 2008 was approximately $243,000, a decrease of approximately $680,000 as compared to the year ended December 31, 2007 primarily due to reduced average net asset levels discussed above and declining interest rates.

Administrative services are calculated on Registrant’s Net Asset Value at the end of each week and therefore, vary according to weekly trading performance, and redemptions. Other transaction fees consist of National Futures Association, exchange and clearing fees as well as floor brokerage costs and give-up charges, which are based on the number of trades the Trading Advisor executes, as well as which exchange, clearing firm or bank on, or through, which the contract is traded. Administrative services and other transaction fees for the year ended December 31, 2008 were approximately $1,400,000, a decrease of approximately $19,000 as compared to the year ended December 31, 2007 primarily due to reduced average net asset levels discussed above.

Management fees are calculated on Registrant’s Net Asset Value at the end of each week, and therefore, are affected by weekly trading performance and redemptions. Management fees for the year ended December 31, 2008 were approximately $393,000, a decrease of approximately $23,000 as compared to the year ended December 31, 2007 primarily due to a reduced average net asset levels discussed above.

Incentive fees are based on the “New High Net Trading Profits” (as defined in the Advisory Agreement) generated by the Trading Advisor, accrued weekly and are ultimately determined as of the close of business on the last Friday of each calendar quarter. Incentive fees for the year ended December 31, 2008 were approximately $255,000.

General and administrative expenses for the year ended December 31, 2008 were approximately $222,000. These expenses include accounting, audit, tax, and legal fees, as well as printing and postage costs related to reports sent to limited owners and are before reimbursement of costs incurred by the Managing Owner on behalf of Registrant. To the extent that general and administrative expenses exceed 1.5% of Registrant’s Net Asset Value during the year (with a maximum of 0.5% attributable to other than legal and audit expenses) such amounts are borne by the Managing Owner and its affiliates. General and administrative expenses of $21,164 exceeded such limitations for the year ended December 31, 2008. Because general and administrative expenses exceeded such limitations for the year ended December 31, 2008, a portion of the expenses related to services provided by the Managing Owner for Registrant during 2008 were borne by the Managing Owner and its affiliates.

Year Ended December 31, 2007

The Net Asset Value per Interest as of December 31, 2007 was $178.44, an increase of $14.72 from the December 31, 2006 Net Asset Value per Interest of $163.72. Registrant’s average net asset level during the year ended December 31, 2007 was approximately $20,724,000. Registrants average net assets decreased during the year ended December 31, 2007 in comparison to the year ended December 31, 2006 by approximately $6,301,000 primarily due to the effects of redemptions.

Registrant’s performance for the year ended December 31, 2007 was 8.99%. Performance includes the percentage change in Registrant’s Net Asset Value excluding the effect of any redemptions and includes the percentage impact of trading gains/(losses) less any commissions and related fees and expenses. Registrant’s trading gains before commissions and related fees for the year ended December 31, 2007 were approximately $2,870,000. Past performance is not necessarily indicative of future results.

Interest income is earned on the average daily equity maintained with the clearing broker and bank at competitive interest rates and, therefore, varies weekly according to interest rates, trading performance, and redemptions. Interest income for the year ended December 31, 2007 was approximately $923,000, a decrease of approximately $413,000 as compared to the year ended December 31, 2006 primarily due to reduced average net asset levels discussed above.

Administrative services are calculated on Registrant’s Net Asset Value at the end of each week and therefore, vary according to weekly trading performance, and redemptions. Other transaction fees consist of National Futures Association, exchange and clearing fees as well as floor brokerage costs and give-up charges, which are based on the number of trades the Trading Advisor executes, as well as which exchange, clearing firm or bank on, or through, which the contract is traded. Administrative services and other transaction fees for the year ended December 31, 2007 were approximately $1,419,000, a decrease of approximately $499,000 as compared to the year ended December 31, 2006 primarily due to reduced average net asset levels discussed above.

Management fees are calculated on Registrant’s Net Asset Value at the end of each week, and therefore, are affected by weekly trading performance and redemptions. Management fees for the year ended December 31, 2007 were approximately $416,000, a decrease of approximately $127,000 as compared to the year ended December 31, 2006 primarily due to reduced average net asset levels discussed above.

Incentive fees are based on the “New High Net Trading Profits” (as defined in the Advisory Agreement) generated by the Trading Advisor, accrued weekly and are ultimately determined as of the close of business on the last Friday of each calendar quarter. Incentive fees for the year ended December 31, 2007 were $0.

General and administrative expenses for the year ended December 31, 2007 were approximately $178,000. These expenses include accounting, audit, tax, and legal fees, as well as printing and postage costs related to reports sent to limited owners and are before reimbursement of costs incurred by the Managing Owner on behalf of Registrant. To the extent that general and administrative expenses exceed 1.5% of Registrant’s Net Asset Value during the year (with a maximum of 0.5% attributable to other than legal and audit expenses) such amounts are borne by the Managing Owner and its affiliates. General and administrative expenses did not exceed such limitations for the year ended December 31, 2007.

Inflation

Inflation has had no material impact on operations or on the financial condition of Registrant from inception through December 31, 2009.

Off-Balance Sheet Arrangements and Contractual Obligations

The Registrant does not have any off-balance-sheet arrangements (as defined in Regulation S-K 303(a)(4)(ii)) that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Registrant’s contractual obligations are with the Managing Owner, the Advisor and its commodity broker. Management fees payable by Registrant to the Trading Advisor and administrative services and other transaction fees payable to the Managing Owner are calculated as a fixed percentage of Registrant’s Net Asset Value. Incentive fees payable by the Registrant to the Trading Advisor are at a fixed rate, calculated as a percentage of Registrant’s “New High Net Trading Profits” (as defined in the Advisory Agreement). As such, the Managing Owner cannot anticipate the amounts to be paid for future periods as Net Asset Values and “New High Net Trading Profits” are not known until a future date. Commissions payable to Registrant’s commodity broker are based on a cost per executed trade and, as such, the Managing Owner cannot anticipate the amount that will be required under the brokerage agreement, as the level of executed trades are not known until a future date. These agreements are effective for one-year terms, renewable automatically for additional one-year terms unless terminated. Additionally, these agreements may be terminated by either party thereto for various reasons. Additionally, since the Registrant does not enter into other long-term debt obligations, capital lease obligations, operating lease obligations or other long-term liabilities that would otherwise be reflected on the Registrant’s Statement of Financial Condition, a table of contractual obligations has not been presented. For a further discussion of Registrant’s contractual obligations, see Notes 1, 3 and 4 of Registrant’s 2009 Annual Report attached hereto.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Information regarding quantitative and qualitative disclosures about market risk is not required pursuant to Item 305(e) of Regulation S-K.

Item 8.	Financial Statements and Supplementary Data

The financial statements are incorporated by reference to pages 2 through 17 of Registrant’s 2009 Annual Report, which is filed as an exhibit hereto.

Selected unaudited quarterly financial data for the years ended December 31, 2009 and 2008 are summarized below (Because redemptions may be made, and management and incentive fees are calculated, on a weekly basis through February 27, 2009, financial statements for interim periods through February 27, 2009 are as of the last valuation day in the last week of the period.):

	For the period from January 1, 2009 to March 31, 2009	For the period from April 1, 2009 to June 30, 2009	For the period from July 1, 2009 to September 30, 2009	For the period from October 1, 2009 to December 31, 2009
Total revenues (including interest)	$(789,452)	$(1,001,777)	$1,382,549	$126,720

Total revenues (including interest) less commissions, administrative services and other transaction fees	$(1,130,017)	$(1,305,043)	$1,094,742	$(189,726)

Net income (loss)	$(1,290,693)	$(1,430,368)	$980,637	$(296,652)

Net income (loss) per weighted average Interest	$(14.09)	$(17.43)	$13.17	$(4.13)

	For the period from January 1, 2008 to March 28, 2008	For the period from March 29, 2008 to June 27, 2008	For the period from June 28, 2008 to September 26, 2008	For the period from September 27, 2008 to December 31, 2008
Total revenues (including interest)	$2,386,900	$1,596,371	$(2,170,518)	$5,119,412

Total revenues (including interest) less commissions, administrative services and other transaction fees	$2,066,742	$1,262,906	$(2,558,017)	$4,760,205

Net income (loss)	$1,913,919	$1,122,799	$(2,710,015)	$4,356,669

Net income (loss) per weighted average Interest	$18.76	$11.58	$(28.49)	$46.68

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

The Managing Owner’s management, under the supervision and with the participation of certain officers of the Managing Owner (including the Managing Owner’s Co-Chief Executive Officers and Director of Fund Administration), has evaluated the effectiveness of Registrant’s disclosure controls and procedures as of December 31, 2009. Based upon such evaluation, the Managing Owner’s Co-Chief Executive Officers and Director of Fund Administration have concluded that, as of December 31, 2009, Registrant’s disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

Registrant’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of Registrant’s management, including the Managing Owner’s Co-Chief Executive Officers and Director of Fund Administration, Registrant conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2009 based on the framework in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the evaluation under the framework in “Internal Control - Integrated Framework” issued by COSO, the Managing Owner concluded that Registrant’s internal controls over financial reporting were effective as of December 31, 2009.

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

Attestation Report of the Registered Public Accounting Firm

Registrant’s 2009 Annual Report does not include an attestation report of Registrant’s independent registered public accounting firm regarding the Registrant’s internal control over financial reporting. Management’s report was not subject to attestation by Registrant’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit Registrant to provide only management’s report in its 2009 Annual Report.

Changes in Internal Control Over Financial Reporting

There have been no changes in Registrant’s internal control over financial reporting (as defined in Rules 13a – 15(f) and
15d – 15(f) under the Exchange Act) during the fourth quarter of 2009 that have materially affected, or are reasonably likely to materially affect, Registrant’s internal control over financial reporting.

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Registrant had no directors or executive officers. Registrant is managed by the Managing Owner. The directors and executive officers of the Managing Owner are as follows:

Mr. Kenneth A. Shewer (born 1953) has been a principal, associated person and NFA associate member of the Managing Owner since February 8, 1984, May 1, 1985 since August 1, 1985, respectively. He has been Chairman and Co-Chief Executive Officer of the Managing Owner since February 1984. Mr. Shewer has been Chairman and Co-Chief

Executive Officer of Kenmar Global Investment Management LLC (“KGIM LLC”), an investment management firm, since its inception in October 2005 and has been a principal, associated person and NFA associate member of KGIM LLC since December 12, 2005. Mr. Shewer has been Chairman and Co-Chief Executive Officer of Signature Advisors Group LLC (“Signature”, and formerly known as Kenmar Investment Adviser LLC), an investment management firm, since its inception in October 2005. Mr. Shewer has been Chairman and Co-Chief Executive Officer of and ClariTy Managed Account & Analytics Platform LLC (“ClariTy”), an investment management firm, since its inception in May 2009 and has been a principal, associated person and NFA associate member of ClariTy since June 9, 2009, June 10, 2009 and June 24, 2009, respectively. Mr. Shewer has been a director of Kenmar Securities Inc. (“KSEC”), a broker-dealer, since December 1995 and has been registered as a principal of KSEC since May 3, 2004. Mr. Shewer is Co-Chairman of the Managing Owner’s Investment Committee.

Mr. Shewer was a principal, associated person and NFA associate member of Kenmar GIM Inc., an investment management firm, from March 3, 1999 until February 24, 2007, a principal, associated person and NFA associate member of Kenmar Global Strategies Inc., an investment management firm, from October 12, 1993 until April 7, 2006, a principal and associated person of Kenmar IA Corp, an investment management firm, from August 5, 1991 until January 12, 2007, and a NFA associate member of Kenmar IA Corp from May 5, 1992 until January 12, 2007.

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

Mr. Marc S. Goodman (born 1948) has been a principal, associated person and NFA associate member of the Managing Owner since February 7, 1984, May 1, 1985 since August 1, 1985, respectively. He has been President and Co-Chief Executive Officer of the Managing Owner since February 1984. Mr. Goodman has been President, Co-Chief Executive Officer and Treasurer of KGIM LLC, an investment management firm, since its inception in October 2005 and has been a principal, associated person and NFA associate member of KGIM LLC since December 12, 2005. He has been President, Co-Chief Executive Officer and Treasurer of Signature, an investment management firm, since its inception in October 2005. Mr. Goodman has been President, Co-Chief Executive Officer and Treasurer of ClariTy, an investment management firm, since its inception in May 2009 and has been a principal, associated person and NFA associate member of ClariTy since June 9, 2009, June 10, 2009 and June 24, 2009, respectively. He has been a director of KSEC, a broker-dealer, since December 1995 and has been registered as a principal of KSEC since May 3, 2004. Mr. Goodman is Co-Chairman of the Managing Owner’s Investment Committee.

Mr. Goodman was a principal, associated person and NFA associate member of Kenmar GIM Inc., an investment management firm, from March 3, 1999 until February 24, 2007, a principal, associated person and NFA associate member of Kenmar Global Strategies Inc., an investment management firm, from October 12, 1993 until April 7, 2006, a principal and associated person of Kenmar IA Corp, an investment management firm, from August 5, 1991 on January 12, 2007, and a NFA associate member of Kenmar IA Corp from May 5, 1992 until January 12, 2007.

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

Mr. Goodman is the Chairman of the Board of the Stacy Joy Goodman Memorial Foundation, a non-profit charity committed to finding a cure for Juvenile Diabetes. He is also Chairman of the Board of the Diabetes Research Institute Foundation, a not-for-profit organization that is the principle source of funding for the Diabetes Research Institute, a world renowned cure based research center affiliated with the University of Miami School of Medicine. Mr. Goodman is a founding member of the Greenwich Roundtable.

Ms. Esther Eckerling Goodman (born 1952) has been a principal, associated person and NFA associate member of the Managing Owner since May 12, 1988, July 17, 1986 and July 17, 1986, respectively. She joined the Managing Owner in July 1986 and is its Chief Operating Officer and Senior Executive Vice President. Ms. Goodman has been Senior Executive Vice President and Chief Operating Officer of KGIM LLC, an investment management firm, and Ms. Goodman has been Senior Executive Vice President and Chief Operating Officer and a principal, associated person and NFA associate member of KGIM LLC since December 12, 2005. She has been Senior Executive Vice President and COO of Signature, an investment management firm, since its inception in October 2005. She has been Senior Executive

Vice President and Chief Operating Officer of ClariTy, an investment management firm, since its inception in May 2009 and has been a principal, associated person and NFA associate member of ClariTy since June 9, 2009, June 10, 2009 and June 24, 2009, respectively. Ms. Goodman has been a registered representative with KSEC, a broker-dealer, since December 1995 and a principal, associated person and NFA associate member of KSEC since January 1, 2003, June 24, 2003 and June 24, 2003, respectively. She is a member of the Managing Owner’s Investment Committee.

Ms. Goodman was a principal, associated person and NFA associate member of Kenmar GIM Inc., an investment management firm, from March 3, 1999 until February 24, 2007, a principal, associated person and NFA associate member of Kenmar Global Strategies Inc., an investment management firm, from October 12, 1993 until April 7, 2006, a principal and associated person of Kenmar IA Corp, an investment management firm, from August 5, 1991 until January 12, 2007, and NFA associate member of Kenmar IA Corp from May 5, 1992 until January 12, 2007.

Ms. Goodman was a Director of the Managed Futures Trade Association from 1987 to 1991 and a Director of its successor organization, the Managed Futures Association, from 1991 to 1995 (now the Managed Funds Association). Ms. Goodman graduated from Stanford University with a B.A. degree in psychology in 1974.

Mr. Braxton Glasgow III (born 1953) has been a principal, associated person, branch manager and NFA associate member of the Managing Owner since June 21, 2001, June 21, 2001, July 13, 2004 and June 8, 2001, respectively. Mr. Glasgow has been Executive Vice President of the Managing Owner since joining the Managing Owner is May 2001. Mr. Glasgow has been Executive Vice President of KGIM LLC, an investment management firm, since its inception in October 2005, a principal, associated person and NFA associate member of KGIM LLC since December 12, 2005, and a branch manager since December 21, 2006. Mr. Glasgow has been Chief Executive Officer of KSEC, a broker-dealer, since June 2001 has been a principal, associated person, branch manager and NFA associate member of KSEC since January 12, 2006. He is responsible for business development. Mr. Glasgow is a member of the Managing Owner’s Investment Committee.

Mr. Glasgow was a principal, associated person and NFA associate member of Kenmar GIM Inc., an investment management firm, from October 9, 2001 until February 24, 2007 and a branch manager of Kenmar GIM Inc. from July 13, 2004 until February 24, 2007, an associated person and NFA associate member of Kenmar Global Strategies Inc., an investment management firm, from August 9, 2001 until April 7, 2006, a principal of Kenmar Global Strategies Inc. from August 13, 2001 until April 7, 2006, a principal of Kenmar IA Corp., an investment management firm, from May 4, 2004 until January 12, 2007, and, an associated person, NFA associate member and branch manager of Kenmar IA Corp. from August 28, 2006 until January 12, 2007.

Mr. Glasgow received a B.S. in Accounting from the University of North Carolina at Chapel Hill and is a Certified Public Accountant. He received a B.S. degree in accounting from the University of North Carolina in 1975.

Mr. Lawrence S. Block (born 1967) has been Executive Vice President and General Counsel of the Managing Owner since January 2010 and has been a principal of the Managing Owner since March 17, 2005. He was Senior Vice President and General Counsel of the Managing Owner from March 2005 to December 2009. Mr. Block has been Executive Vice President and General Counsel KGIM LLC, an investment management firm, since January 2010, Senior Vice President and General Counsel of KGIM LLC since its inception in October 2005 and a principal of KGIM LLC since December 12, 2005. He has been Executive Vice President and General Counsel of Signature, an investment management firm, since January 2010 and Senior Vice President and General Counsel of Signature since its inception in October 2005. Mr. Block has been Executive Vice President and General Counsel of ClariTy, an investment management firm, since January 2010, Senior Vice President and General Counsel since its inception in May 2009 and has been a principal of ClariTy since June 9, 2009. He has been Executive Vice President and General Counsel of KSEC, a broker-dealer, since January 2010, Senior Vice President and General Counsel since March 2005 and has been a principal of KSEC since March 17, 2005.

Mr. Block was a principal of Kenmar GIM Inc., an investment management firm, from March 17, 2005 until February 24, 2007, a principal of Kenmar Global Strategies Inc., an investment management firm, from March 17, 2005 until April 7, 2006, and a principal of Kenmar IA Corp., an investment management firm, from March 17, 2005 until January 12, 2007.

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

Ms. Maureen D. Howley (born 1967) has been a principal of the Managing Owner since August 11, 2003. She has been Senior Vice President and Chief Financial Officer of the Managing Owner since joining the Managing Owner in July 2003. Ms. Howley has been Senior Vice President and Chief Financial Officer of KGIM LLC, an investment management firm, since its inception in October 2005 and has been a principal of KGIM LLC since December 12, 2005. She has been Senior Vice President and Chief Financial Officer of Signature, an investment management firm, since its inception in October 2005. Ms. Howley has been Senior Vice President and Chief Financial Officer of ClariTy, an investment management firm, since its inception in May 2009 and has been a principal of ClariTy since June 9, 2009. Ms. Howley has been Senior Vice President and Chief Financial Officer of KSEC, a
broker-dealer, since August 2003 and has been a principal of KSEC since January 12, 2006. She is responsible for corporate finance.

Ms. Howley was a principal of Kenmar GIM Inc., an investment management firm, from August 11, 2003 until February 24, 2007, a principal of Kenmar Global Strategies Inc., an investment management firm, from August 11, 2003 until April 7, 2006, and a principal of Kenmar IA Corp., an investment management firm, from August 11, 2003 until January 12, 2007.

Ms. Howley received a B.A. in Accounting from Muhlenberg College in 1989 and designation as a Certified Public Accountant in 1990.

Mr. David K. Spohr (born 1963) has been Senior Vice President and Director of Fund Administration of the Managing Owner since November 2006 and has been a principal of the Managing Owner since May 7, 2007. He was Vice President and Director of Fund Administration of the Managing Owner from October 2005 to October 2006. Mr. Spohr has been Senior Vice President and Director of Fund Administration of KGIM LLC, an investment management firm, since November 2006, Vice President and Director of Fund Administration since October 2006 and has been a principal of KGIM LLC since May 7, 2007. Mr. Spohr has been Senior Vice President and Director of Fund Administration of ClariTy, an investment management firm, since November 2006, Vice President and Director of Fund administration since its inception in May 2009 and has been a principal of ClariTy since June 9, 2009. He is responsible for the development and execution of the administration group support responsibilities and, as Director of Fund Administration, functions as the Principal Financial and Accounting Officer of the Trust.

From June 2002 to March 2005, Mr. Spohr was a Vice President at Safra Group, a firm engaged in banking, brokerage and asset management activities, where he was responsible for the Alternative Investment operations, tax reporting and pricing valuation. Mr. Spohr received a B.S. in Business Economics from The State University of New York College at Oneonta in 1985 and designation as a Chartered Financial Analyst in 1998.

Ms. Joanne D. Rosenthal (born 1965) has been Senior Vice President and Director of Research of the Managing Owner since July 2009 and Senior Vice President and Director of Portfolio Management and Implementation since October 1999. Ms. Rosenthal has been a principal, associated person and NFA associate member of the Managing Owner since February 29, 2000, February 29, 2000 and November 30, 1999, respectively. She has been Senior Vice President and Director of Research of the Managing Owner since July 2009, Senior Vice President and Director of Portfolio Management and Implementation of KGIM LLC, an investment management firm, since its inception in October 2005 and has been a principal of KGIM LLC since December 12, 2005 and associated person and NFA associate member since October 10, 2006. Ms Rosenthal has been Senior Vice President and Director of Research of ClariTy, an investment management firm, since July 15, 2009 and has been a principal of ClariTy since July 15, 2009. She has been a registered representative of KSEC, a broker-dealer, since October 1999 and has been a principal, associated person and NFA associate member of KSEC since August 28, 2006. Ms. Rosenthal is a member of the Managing Owner’s Investment Committee.

Ms. Rosenthal was a principal of Kenmar GIM Inc., an investment management firm, from February 29, 2000 until February 24, 2007, an associated person and NFA associate member of Kenmar GIM Inc. from October 10, 2006 until February 24, 2007, a principal of Kenmar Global Strategies Inc., an investment management firm, from February 29, 2000 until April 7, 2006, and a principal of Kenmar IA Corp., an investment management firm, from February 29, 2000 until January 12, 2007.

Ms. Rosenthal received a Masters of Business Administration with a concentration in Finance from Cornell University and a Bachelor of Arts in Economics from Concordia University in Montreal, Canada.

Mr. Peter J. Fell (born 1960) has been a principal of the Managing Owner since February 6, 2007. He has been Senior Vice President, Director of Due Diligence since joining the Managing Owner in September 2004. Mr. Fell has been Senior Vice President and Director of Due Diligence of KGIM LLC, an investment management firm, since its inception in October 2005 and has been a principal of KGIM LLC since February 6, 2007. Mr. Fell has been Senior Vice

President and Director of Due Diligence of ClariTy, an investment management firm, since its inception in May 2009 and has been a principal of ClariTy since June 9, 2009. He is responsible for manager selection and due diligence. Mr. Fell was a principal of Kenmar GIM Inc., an investment management firm, from February 6, 2007 until February 24, 2007. Mr. Fell is a member of the Managing Owner’s Investment Committee.

From November 2000 through August 2004, Mr. Fell was a founding partner and Investment Director of Starview Capital Management LLC and was an associated person and NFA associate member of Starview Capital Management LLC from May 21, 2004 until July 26, 2004, an associated person and NFA associate member of Starview Partners Ltd. from April 13, 2004 until July 26, 2004 and an associated person and NFA associate member of Lyra Capital LLC from May 10, 2004 until July 26, 2004. Mr. Fell holds an A.B. cum laude in Music Theory and History and an M.B.A. in Finance from Columbia University.

Mr. James E. Purnell (1961) joined the Managing Owner in January 2010 and is currently Senior Vice President and Chief Risk Officer. Mr. Purnell’s registration as a principal of the Managing Owner, KGIM LLC and ClariTy is currently pending. He also serves as Senior Vice President and Chief Risk Officer of KGIM LLC and ClariTy. Mr. Purnell is a Member of Registrant’s Investment Committee. In addition, Mr. Purnell is an adjunct professor in finance at Pace University. Prior to joining the Managing Owner, from November to December 2009, Mr. Purnell was unemployed. Previously from June 2008 to October 2009, he was the Head of Risk Management at Tremont Capital Management, an investment management firm that was part of the Mass Mutual Group. From April 2001 until June 2008, Mr. Purnell was a Director at Dresdner Kleinwort Wasserstein Securities LLC which was the broker dealer for Dresdner Bank, one of Europe’s largest banks, where he risk-managed and structured the US hedge fund linked structured products portfolio. He graduated with a B.A. and M.A. in History from Harvard in 1982 and 1983, respectively, and an M.A. in Economics and an M.B.A. in Finance from New York University in 1988.

Ms. Melissa Cohn (born 1960) has been a NFA associate member and an associated person of the Managing Member since October 20, 1988 and November 9, 1988, respectively. Ms. Cohn has been Senior Vice President of Research of the Managing Member since January 2010 and Vice President, Managing Director and Senior Research Analyst since she joined the Managing Member in July 1988. Ms Cohn has been Senior Vice President of Research of KGIM LLC since January 2010 and Vice President, Managing Director and Senior Research Analyst since its inception in October 2005. Ms. Cohn is a member of the Managing Member’s Investment Committee. Her responsibilities include manager due diligence, manager analysis, and portfolio/risk management. Ms. Cohn graduated from the University of Wisconsin Madison with a B.S. in Agriculture in 1982.

Mr. Gordon Nicholson (born 1965) joined the Managing Owner in June 2005 and currently serves as Vice President, Director and Senior Research Analyst for the Managing Owner and KGIM LLC, an investment management firm. He is responsible for due diligence efforts on fixed income, credit, and arbitrage managers. Mr. Nicholson is also a member of the Managing Owner’s Investment Committee. Prior to joining the Managing Owner, he was the Manager – Credit and Pricing, at Bombardier, Inc., a manufacturer of planes and trains, where he held positions of increasing responsibility from April 2003 to June 2005. Mr. Nicholson graduated from John Abbott College in 1985 with a Diploma of Collegiate Studies - Pure and Applied Sciences; from Bishop’s University in 1988 with a B.A. in Political Science and Economics and from Vermont Law School in 1993 with a J.D. Mr. Nicholson is also a Certified Financial Advisor and Chartered Alternative Investment Analyst.

Ms. Jennifer S. Moros (born 1970) has been a principal of the Managing Owner since January 24, 2007. She has been Senior Vice President and Director of Marketing and Investor Services since she joined the Managing Owner in January 2007. Ms. Moros has been Senior Vice President and Director of Marketing and Investor Services of KGIM LLC, an investment management firm, since January 2007 and has been a principal of KGIM LLC since January 24, 2007. Ms. Moros has been a registered representative with KSEC, a broker-dealer, since January 2007 and has been a principal of KSEC since January 24, 2007. She was a principal of Kenmar GIM Inc., an investment management firm, from January 24, 2007 until February 24, 2007.

From October 2006 until December 2006, she was a Vice President at The Bank of New York responsible for sales in the alternative investment administration department. From September 2005 to September 2006, Ms. Moros was unemployed. Previously, she was the Chief Operating Officer and Director of Marketing of Coronat Capital Management, LLC, an investment management firm, from November 2004 until September 2005. Ms. Moros worked at Credit Suisse, an investment banking firm, from February 2000 through November 2004, and was an associated person at Credit Suisse Securities USA LLC from July 28, 2004 until November 1, 2004, an associated person at Credit Suisse

Asset Management LLC from June 18, 2003 until June 8, 2004, and an associated person at Credit Suisse Alternative Capital Inc. from June 7, 2004 until March 16, 2007. Ms. Moros received an M.B.A in Finance from The Sloan School at the Massachusetts Institute of Technology in 1997 and a B.S. in Economics from The Wharton School of the University of Pennsylvania in 1992.

Mr. Frank Coloccia (born 1965), Senior Vice President and Chief Technology Officer, joined Kenmar Group in December 2007 and has been the Senior Vice President and Chief Technology Officer for the Managing Owner and KGIM LLC, an investment management firm, since December 2007 and ClariTy, an investment management firm, since its inception in May 2009. Prior to joining Kenmar, he was a Managing Partner of JFA Group LLC, a consulting firm owned by Mr. Coloccia, from September 2007 until December 2007, as well as from September 2006 until January 2007. From January 2007 until September 2007, Mr. Coloccia was the Chief Research Officer at The Info Pro, an independent market research company for the Information Technology industry. Prior to that time, he was Senior Vice President of Xandros Inc., a provider of Linux-based server, desktop and Windows-Linux cross-platform systems management tools, from April 2006 until September 2006. From November 1999 through February 2006, he was the President and Chief Technology Officer of Creative Technologies Group Inc., a consulting company that specialized in networking and application support for the small-medium enterprises market. Mr. Coloccia graduated from Manhattan College in 1987 and 1993 with a BS in Computer Information Systems and MBA in Management Information Systems, respectively.

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

Code of Ethics

The Managing Owner has adopted a Code of Ethics for its Co-Chief Executive Officers and Director of Fund Administration (who, in these capacities, function as the Co-Chief Executive Officers and Principal Financial/Accounting Officer, respectively, of Registrant), accounting managers and persons performing similar functions. A copy of the Code of Ethics is attached as an exhibit hereto.

Audit Committee Financial Expert

Registrant itself does not have any employees. Kenmar Preferred Investments Corp. serves as Managing Owner of Registrant. The Board of Directors of the Managing Owner has delegated audit committee responsibilities to the Internal Controls and Disclosure Committee. David K. Spohr is the Managing Owner’s Director of Fund Administration (and, in that capacity, functions as Registrant’s Principal Financial/Accounting Officer), is a member of the Internal Controls and Disclosure Committee, and serves as the “audit committee financial expert” for Registrant. Mr. Spohr is not a member of the Managing Owner’s Board of Directors and he is not independent of management.

Item 11.	Executive Compensation

Registrant does not itself have any officers, directors or employees. Registrant pays administrative services fees to the Managing Owner. The managing officers of the Managing Owner are remunerated by the Managing Owner in their respective positions.

The managing officers receive no “other compensation” from Registrant. There are no compensation plans or arrangements relating to a change in control of either Registrant or the Managing Owner.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

As of February 28, 2010, Preferred owns 0 General Interests in Registrant.

As of February 28, 2010, no Unitholder(s) beneficially owned more than five percent (5%) of the outstanding Limited Interests issued by Registrant.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Registrant has and will continue to have certain relationships with the Managing Owner and its affiliates.

Kenmar Preferred Investments Corp. serves as Registrant’s managing owner. Registrant will pay to the Managing Owner in advance a monthly administrative services fee equal to 1/12th of 6% (6% per annum) of the Net Asset Value of Registrant as of the beginning of each month.

Registrant reimburses the Managing Owner on a quarterly basis for certain legal, accounting, administrative and registrar and transfer agent work performed by certain of the Managing Owner’s personnel for and on behalf of Registrant. The amount reimbursed is based on (i) the number of hours devoted by the Managing Owner’s personnel for and on behalf of Registrant and (ii) a commercially reasonable rate for such personnel. For the years ended December 31, 2009, 2008 and 2007, Registrant reimbursed the Managing Owner $64,953, $49,736 and $42,356, respectively, for services provided by the Managing Owner’s personnel on behalf of Registrant. To the extent such expenses exceeded certain expense caps detailed in Item 7, Results of Operations, such amounts were borne by the Managing Owner and its affiliates. The amounts described in Item 13 are before consideration of these expense caps.

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

Audit Fees and All Other Fees

Registrant’s principal accountant since October 15, 2007 has been Eisner LLP (“Eisner”). Registrant’s principal accountant for the period January 1, 2007 through September 14, 2007 was Deloitte & Touche LLP (“D&T”). We have been advised by Eisner that neither the firm, nor any member of the firm, has any financial interest, direct or indirect, in any capacity in Registrant or its affiliates.

(a) Audit Fees

Fees for audit services performed by Eisner totaled approximately $58,000, $56,000 and $37,000 for 2009, 2008 and 2007, respectively, including fees associated with the review of Registrant’s quarterly reports on Form 10-Q. Fees for audit services performed by D&T totaled approximately $29,000 for 2007, including fees associated with the annual audit and the reviews of Registrant’s quarterly reports on Form 10-Q.

(b) Audit-Related Fees

The audit-related fees billed to Registrant by Eisner for 2009 totaled approximately $2,000. The audit-related fees billed to Registrant by Eisner for 2008 totaled $0. The audit-related fees billed to Registrant by Eisner for the period of October 15, 2007 through December 31, 2007 totaled $0. The audit-related fees billed to Registrant by D&T for the period January 1, 2007 through September 14, 2007 for products and services other than the services reported above totaled $0.

(c) Tax Fees

There were no fees for tax services performed by, or billed to the Registrant by Eisner for 2009, 2008 and 2007 or by D&T for 2007.

(d) All Other Fees

The other fees billed to Registrant by D&T for the period January 1, 2007 through September 14, 2007 for products and services other than the services reported above totaled $0. The other fees billed to Registrant by Eisner for the period of October 15, 2007 through December 31, 2007 totaled $0. The other fees billed to Registrant by Eisner for 2009 and 2008 totaled $0.

PART IV

			Annual Report Page Number
Item 15.		Exhibits, Financial Statements and Schedules

(a)	1.	Financial Statements and Report of Independent Registered Public Accounting Firm incorporated by reference to Registrant’s 2009 Annual Report which is filed as an exhibit hereto

		Report of Independent Registered Public Accounting Firm – Eisner LLP	2

Financial Statements:

		Statements of Financial Condition – December 31, 2009 and 2008	3

		Condensed Schedules of Investments – December 31, 2009 and 2008	4

		Statements of Operations – Years ended December 31, 2009, 2008 and 2007	5

		Statements of Changes in Trust Capital – Years ended December 31, 2009, 2008 and 2007	6

		Notes to Financial Statements	7 – 18

	2.	Financial Statement Schedules

		All schedules have been omitted because they are not applicable or the required information is included in the financial statements or the notes thereto

	3.	Exhibits

	(a)	Description:

	4.1	Sixth Amended and Restated Declaration of Trust Agreement of World Monitor Trust II dated as of March 1, 2009 (filed herewith)

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

	4.5	The Privacy Notice of the Managing Owner dated July 2009 (filed herewith)

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

10.3

Form of Advisory Agreement among Registrant, Managing Owner, and the Trading Advisor (incorporated by reference to Exhibit 10.3 to Registrant’s Registration Statement on Form S-1, File No. 333-83011, filed on July 16, 1999)

10.4

Form of Representation Agreement Concerning the Registration Statement and the Prospectus among Registrant, Managing Owner, PSI, Wilmington Trust Company and the Trading Advisor (incorporated by reference to Exhibit 10.4 to Registrant’s Registration Statement on Form S-1, File No. 333-83011, filed on September 17, 1999)

10.5

Form of Net Worth Agreement between the Managing Owner and Prudential Securities Group, Inc. (incorporated by reference to Exhibit 10.5 to Registrant’s Registration Statement on Form S-1, File No. 333-83011, filed on September 17, 1999)

10.6

Service Agreement among Registrant, Prudential Securities Futures Management Inc. and Wachovia Securities, LLC dated as of July 1, 2003 (incorporated by reference to Exhibit 10.6 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003)

10.7

Novation letter among the Trust, Trading Advisor and Managing Owner dated September 14, 2004 (incorporated by reference to Exhibit 10.7 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004)

10.8

Letter Agreement Amending and Restating Brokerage Agreements between the Managing Owner and Prudential Financial Derivatives, LLC dated October 1, 2004 (incorporated by reference to Exhibit 10.7 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004)

10.9

Services Agreement between Spectrum Global Fund Administration, L.L.C. and Registrant dated May 23, 2007 (incorporated by reference to Exhibit 10.9 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007)

13.1

Registrant’s 2009 Annual Report (with the exception of the information and data incorporated by reference in Items 5, 7 and 8 of this Annual Report on Form 10-K, no other information or data appearing in Registrant’s 2009 Annual Report is to be deemed filed as part of this report) (filed herewith)

14.1	Kenmar Preferred Investments Corp. Code of Ethics (adopted pursuant to Section 406 of Sarbanes Oxley Act of 2002) as of November 9, 2009 (filed herewith)

31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

[Remainder of the page intentionally left blank]

WORLD MONITOR TRUST II – SERIES E

ANNUAL REPORT

December 31, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Managing Owner and Limited Owners of

World Monitor Trust II - Series E

We have audited the accompanying statements of financial condition, including the condensed schedule of investments, of World Monitor Trust II - Series E (the “Trust”) as of December 31, 2009 and 2008, and the related statements of operations and changes in trust capital and the financial highlights for each of the three years in the period ended December 31, 2009. These financial statements and the financial highlights are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. The Trust is not required to have, nor were we engaged to perform, audits of the Trust’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Trust’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of World Monitor Trust II - Series E at December 31, 2009 and 2008, and the results of its operations and changes in its trust capital (net asset value) and the financial highlights for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

Eisner LLP

New York, New York

March 23, 2010

WORLD MONITOR TRUST II – SERIES E

STATEMENTS OF FINANCIAL CONDITION

December 31, 2009 and 2008

	2009	2008
ASSETS
Cash and cash equivalents (See Note 2)	$14,633,636	$21,360,098
Receivable from Managing Owner	57,155	21,164
Net unrealized gain on open forward contracts	6,948	0
Net unrealized gain on open futures contracts	18,196	75,040

Total assets	$14,715,935	$21,456,302

LIABILITIES
Net unrealized loss on open forward contracts	$0	$24,542
Commissions, administrative services and other transaction fees payable	37,726	115,285
Accrued expenses payable	81,891	53,701
Management fees payable	24,794	38,380
Incentive fees payable	0	255,256
Redemptions payable	218,530	27,452

Total liabilities	362,941	514,616

TRUST CAPITAL (Net Asset Value)
Limited Interests (70,384.249 and 91,541.646 interests outstanding) at December 31, 2009 and 2008, respectively	14,352,994	20,731,073
Managing Owner Interests (0 and 930 interests outstanding) at December 31, 2009 and 2008, respectively	0	210,613

Total trust capital (Net Asset Value)	14,352,994	20,941,686

Total liabilities and trust capital	$14,715,935	$21,456,302

Net Asset Value per Limited and Managing Owner Interest

December 31,
2009	2008	2007
$203.92	$226.47	$178.44

See accompanying notes.

WORLD MONITOR TRUST II – SERIES E

CONDENSED SCHEDULES OF INVESTMENTS

December 31, 2009 and 2008

	2009		2008
	Net Unrealized Gain (Loss) as a % of Trust Capital	Net Unrealized Gain (Loss)	Net Unrealized Gain (Loss) as a % of Trust Capital	Net Unrealized Gain (Loss)
Futures and Forward Contracts

Futures contracts purchased:
Commodities	1.45%	$208,653	0.03%	$6,370
Energy	0.08%	12,064	0.00%	0
Interest rates	(0.99)%	(142,697)	0.44%	91,559
Stock indices	0.20%	28,598	0.00%	0

Net unrealized gain on futures contracts purchased	0.74%	106,618	0.47%	97,929

Futures contracts sold:
Commodities	(0.60)%	(86,246)	(0.09)%	(18,227)
Currencies	0.00%	(50)	0.00%	0
Energy	0.03%	3,780	0.00%	0
Interest rates	(0.03)%	(4,993)	0.00%	0
Stock indices	(0.01)%	(913)	(0.02)%	(4,662)

Net unrealized loss on futures contracts sold	(0.61)%	(88,422)	(0.11)%	(22,889)

Net unrealized gain on futures contracts	0.13%	$18,196	0.36%	$75,040

Forward currency contracts purchased:
Net unrealized gain (loss) on forward contracts purchased	2.92%	$419,500	(0.72)%	$(149,293)

Forward currency contracts sold:
Net unrealized gain (loss) on forward contracts sold	(2.87)%	(412,552)	0.60%	124,751

Net unrealized gain (loss) on forward contracts	0.05%	$6,948	(0.12)%	$(24,542)

See accompanying notes.

WORLD MONITOR TRUST II – SERIES E

STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007
REVENUES
Realized	$(265,485)	$6,623,872	$3,678,392
Change in unrealized	(25,354)	65,707	(808,198)
Interest income	8,879	242,586	922,516

Total revenues (losses)	(281,960)	6,932,165	3,792,710

EXPENSES
Commissions, administrative services and other transaction fees	1,248,084	1,400,329	1,418,961
Management fees	336,919	392,805	416,128
Incentive fees	31	255,256	0
General and administrative	227,237	221,567	178,466

Total expenses	1,812,271	2,269,957	2,013,555

General and administrative expenses borne by the Managing Owner and its affiliates	(57,155)	(21,164)	0

Net expenses	1,755,116	2,248,793	2,013,555

NET INCOME (LOSS)	$(2,037,076)	$4,683,372	$1,779,155

NET INCOME (LOSS) PER WEIGHTED AVERAGE LIMITED AND MANAGING OWNER INTEREST
Net income (loss) per weighted average Limited and Managing Owner Interest	$(24.22)	$48.38	$14.42

Weighted average number of Limited and Managing Owner Interests outstanding	84,095	96,813	123,406

See accompanying notes.

WORLD MONITOR TRUST II – SERIES E

STATEMENTS OF CHANGES IN TRUST CAPITAL

For the Years Ended December 31, 2009, 2008 and 2007

	Interests	Limited Interests	Managing Owner Interests	Total
Trust capital at December 31, 2006	145,209.262	$23,538,201	$235,264	$23,773,465

Redemptions	(38,919.493)	(6,522,665)	(63,470)	(6,586,135)

Net income for the year ended December 31, 2007		1,758,589	20,566	1,779,155

Trust capital at December 31, 2007	106,289.769	18,774,125	192,360	18,966,485

Redemptions	(13,818.123)	(2,678,632)	(29,539)	(2,708,171)

Net income for the year ended December 31, 2008		4,635,580	47,792	4,683,372

Trust capital at December 31, 2008	92,471.646	20,731,073	210,613	20,941,686

Redemptions	(22,087.397)	(4,354,136)	(197,480)	(4,551,616)

Net loss for the year ended December 31, 2009		(2,023,943)	(13,133)	(2,037,076)

Trust capital at December 31, 2009	70,384.249	$14,352,994	$0	$14,352,994

See accompanying notes.

WORLD MONITOR TRUST II – SERIES E

NOTES TO FINANCIAL STATEMENTS

December 31, 2009

Note 1.	ORGANIZATION

A.	General Description of the Trust

World Monitor Trust II (the “Trust”) is a business trust organized under the laws of Delaware on April 22, 1999. The Trust consists of three separate and distinct series (“Series”): Series D, E and F. Series D, E and F commenced trading operations on March 13, 2000, April 6, 2000 and March 1, 2000, respectively, and each Series was to continue to exist until terminated pursuant to the provisions of Article XIII of the Sixth Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”). On December 31, 2009, Series D and Series F terminated under the provisions of the Trust Agreement. The assets of each Series are segregated from those of the other Series, separately valued and independently managed and separate financial statements are prepared for each Series. Each Series was formed to engage in the speculative trading of a diversified portfolio of futures, forward and options contracts, and may, from time to time, engage in cash and spot transactions. The trustee of the Trust is Wilmington Trust Company. The fiscal year end of the Trust and Series E is December 31.

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

B.	Regulation

As a registrant with the Securities and Exchange Commission (“SEC”), the Trust is subject to the regulatory requirements under the Securities Act of 1933 and the Securities Exchange Act of 1934. As a commodity pool, the Trust is subject to the regulations of the Commodity Futures Trading Commission (“CFTC”) an agency of the United States (U.S.) government which regulates most aspects of the commodity futures industry; rules of the National Futures Association, an industry self-regulatory organization; and the requirements of the various commodity exchanges where the Trust executes transactions. Additionally, the Trust is subject to the requirements of the futures commission merchants (brokers) and interbank market makers through which the Trust trades.

WORLD MONITOR TRUST II – SERIES E

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2009

Note 1.	ORGANIZATION (CONTINUED)

C.	The Offering

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

Initially, the Limited Interests for each Series were offered for a period of up to 180 days after the date of the Prospectus (“Initial Offering Period”) at $100 per interest. The subscription minimum of $5,000,000 for each Series was reached during the Initial Offering Period permitting Series D, E and F to commence trading operations. Series E completed its initial offering April 6, 2000 with gross proceeds of $5,157,459, which was fully allocated to commodities trading. Interests owned in one series of the Trust were exchangeable without any charge, for Interests of one or more other Series for as long as Limited Interests in those Series were being offered to the public. Series E and F interests were offered until they substantially achieved their subscription maximum of $50,000,000 on the sale of Limited Interests during June 2003 and July 2003, respectively. In addition, since July 2003, the weekly offering of interests in Series D has been suspended. Accordingly, interests in Series E may not be offered or exchanged. Future redemptions in Series E will impact the amount of funds available for investment in commodity contracts in subsequent periods.

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

December 31, 2009

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

A.	Basis of Accounting (Continued)

Commodity futures and foreign exchange transactions are reflected in the accompanying statements of financial condition on the trade date. Net unrealized gain or loss on open contracts (the difference between contract trade price and market price) are offset when reflected in the financial statements since the contracts are executed with the same counter party under a master netting arrangement. The market value of futures (exchange-traded) contracts is based upon the closing quotation on the various futures exchanges on which the contract is traded. The values which will be used by Series E for open forward and option positions will be provided by its administrator, who obtains market quotes from data vendors and third parties. Any change in net unrealized gain or loss during the current period is reported in the statement of operations. Realized gains and losses on transactions are recognized in the period in which the contracts are closed. Brokerage commissions include other trading fees and are charged to expense when incurred.

The weighted average number of Limited and Managing Owner Interests outstanding was computed for purposes of disclosing net income (loss) per weighted average Limited and Managing Owner Interest. The weighted average number of Limited and Managing Owner Interests is equal to the number of Interests outstanding at year end, adjusted proportionately for Interests redeemed based on their respective time outstanding during such year.

Series E has elected not to provide a Statement of Cash Flows since substantially all of Series E’s investments are highly liquid and carried at fair value, Series E has little or no debt and a Statement of Changes in Trust Capital is provided.

Consistent with standard business practices in the normal course of business, Series E has provided general indemnifications to the Managing Owner, its Trading Advisor and others when they act, in good faith, in the best interests of Series E. Series E is unable to develop an estimate of the maximum potential amount of the future payments that could potentially result from any hypothetical future claim, but expects the risk of having to make any payments under these general business indemnifications to be remote.

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

The Trust considers prices for exchange traded commodity futures and options contracts to be based on quoted prices in active markets for identical assets (Level 1). The values of forwards, swaps and certain options contracts for which market quotations are not readily available are priced by third party data providers such as Bloomberg, Reuters, and or Super Derivatives who derive fair values for those assets from models with observable inputs (Level 2). There are no Level 3 investments on December 31, 2009 or 2008.

WORLD MONITOR TRUST II – SERIES E

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2009

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

A.	Basis of Accounting (Continued)

The following table summarizes the assets and liabilities measured at fair value using the fair value hierarchy:

December 31, 2009	Level 1	Level 2	Level 3	Total
Assets:
Net unrealized gain on open futures contracts	$18,196	$0	$0	$18,196
Net unrealized gain on open forward contracts	$0	$6,948	$0	$6,948

December 31, 2008	Level 1	Level 2	Level 3	Total
Assets:
Net unrealized gain on open futures contracts	$75,040	$0	$0	$75,040

Liabilities:
Net unrealized loss on open forward contracts	$0	$(24,542)	$0	$(24,542)

B.	Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (“FASB”) issued accounting guidance clarifying the application of Accounting Standards Codification (“ASC” or “Codification”) Topic 820, “Fair Value Measurements and Disclosures.” The additional guidance provides for how the fair value of a financial asset or liability is determined when the volume and level of activity for the asset or liability have significantly decreased and on identifying circumstances that indicate a transaction is not orderly. The guidance was effective for interim and annual periods after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, and is to be applied prospectively. Series E adopted the guidance effective January 1, 2009. As required, Series E also adopted guidance relating to recognition and presentation of other-than-temporary impairments, effective January 1, 2009. The adoption of these pronouncements did not have an impact on Series E’s financial statements.

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

The fair value of Series E’s derivatives by instrument type, as well as the location of those instruments on the statement of financial condition as of December 31, 2009 are included in the condensed schedule of investments, all of which are deemed derivatives not designated as hedging instruments under ASC Topic 815, “Derivatives and Hedging.”

WORLD MONITOR TRUST II – SERIES E

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2009

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

B.	Recent Accounting Pronouncements (Continued)

The trading revenue of Series E’s derivatives by instrument type, as well as the location of those gains and losses on the statement of operations, for the year ended December 31, 2009 is as follows:

Type of Instrument	Trading Revenue for the Year Ended December 31, 2009
Commodities Contracts	$34,145
Currencies Contracts	(34,376)
Energy Contracts	(246,419)
Interest Rate Contracts	(1,295,652)
Stock Indices Contracts	1,336,335
Forward Currency Contracts	(84,872)

Total	$(290,839)

Line item in Statement of Operations
Realized	$(265,485)
Change in unrealized	(25,354)

Total	$(290,839)

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

WORLD MONITOR TRUST II – SERIES E

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2009

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

B.	Recent Accounting Pronouncements (Continued)

Effective July 1, 2009, Series E adopted ASC Topic 105, “Generally Accepted Accounting Principles”. ASC Topic 105 establishes the Codification as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The Codification did not change U.S. GAAP but reorganizes the existing literature into Topics. References for FASB guidance throughout this document have been updated for the Codification.

On September 30, 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-12, Investments in Certain Entities That Calculate Net Asset Value per Share (or its Equivalent) (“ASU 2009-12”). ASU 2009-12 provides guidance on measuring the fair value of certain alternative investments, and amends ASC Topic 820 to offer investors a practical means for measuring the fair value of investments in certain entities that calculate net asset value per share and require certain disclosures. ASU 2009-12 is effective for periods ending after December 15, 2009, and early adoption is permitted. The adoption of ASU 2009-12 did not have an impact on Series E’s financial statements.

C.	Cash and Cash Equivalents

Cash represents amounts deposited with a bank and clearing brokers, a portion of which is restricted for purposes of meeting margin requirements, which typically range from 0% to 35% of the notional amounts of the derivatives traded. As of December 31, 2009 and 2008, restricted cash totaled $6,183,608 and $616,333, respectively. Series E receives interest on all cash balances held by its bank, prime and commodity brokers at prevailing rates.

D.	Income Taxes

Series E is treated as a partnership for Federal income tax purposes. As such, Series E is not required to provide for, or pay, any Federal or state income taxes. Income tax attributes that arise from its operations are passed directly to the individual Interest holders including the Managing Owner. Series E may be subject to other state and local taxes in jurisdictions in which it operates.

WORLD MONITOR TRUST II – SERIES E

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2009

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

D.	Income Taxes (Continued)

Series E recognizes tax benefits or expenses of uncertain tax positions in the year such determination is made when the positions are “more likely than not” to be sustained assuming examination by tax authorities. The Managing Owner has reviewed Series E’s tax positions for all open years (after December 31, 2006) and concluded that no provision for unrecognized tax benefits or expense is required in these financial statements. Series E has elected an accounting policy to classify interest and penalties related to unrecognized tax benefits as interest or other expense. The 2006 through 2009 tax years generally remain subject to examination by U.S. federal and most state tax authorities.

E.	Profit and Loss Allocations and Distributions

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

F.	Interest Income

Interest income is recorded on an accrual basis.

G.	Foreign Currency Transactions

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

H.	Redemptions Payable

For purposes of both financial reporting and calculation of redemption value, Net Asset Value per unit is calculated by dividing Net Asset Value by the number of outstanding investors’ interests.

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

December 31, 2009

Note 3.	FEES (CONTINUED)

B.	Management and Incentive Fees

Series E pays its Trading Advisor a management fee at an annual rate of 2% of Series E’s net asset value allocated to its management. Through February 27, 2009 the management fee was determined weekly and the sum of such weekly amounts was paid monthly. Subsequent to February 27, 2009, the management fee accrues and pays monthly. Series E also pays its Trading Advisor a quarterly incentive fee equal to 22% of such Trading Advisor’s “New High Net Trading Profits” (as defined in the advisory agreement). Incentive fees accrued weekly through February 27, 2009 and monthly subsequent to February 27, 2009. Incentive fees continue to be paid quarterly in arrears. Incentive fees of $31 were earned during the year ended December 31, 2009 of which $0 remains payable at December 31, 2009. Incentive fees of $255,256 were earned during the year ended December 31, 2008 of which $255,256 remains payable at December 31, 2008. No incentive fees were earned by the Trading Advisor for the year ended December 31, 2007.

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

Series E reimburses the Managing Owner or its affiliates for services they performed for Series E, which include, but are not limited to: brokerage services; accounting and financial management; registrar, transfer and assignment functions; investor communications; printing and other administrative services. However, to the extent that general and administrative expenses exceed 1.5% of Series E’s net asset value during the year (with a maximum of 0.5% attributable to other than legal and audit expenses) such amounts are borne by the Managing Owner and its affiliates. General and administrative expenses of $57,155 and $21,164 exceeded such limitations during the years ended December 31, 2009 and 2008, respectively. General and administrative expenses did not exceed such limitations during the year ended December 31, 2007. Because general and administrative expenses exceeded such limitations for the years ended December 31, 2009 and 2008, a portion of the expenses related to services provided by the Managing Owner during the years ended December 31, 2009 and 2008 were borne by the Managing Owner and its affiliates.

The expenses incurred by Series E for services performed by the Managing Owner and its affiliates for Series E were:

WORLD MONITOR TRUST II – SERIES E

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2009

Note 4.	RELATED PARTIES (CONTINUED)

	2009	2008	2007
Administrative services	$1,015,830	$1,179,985	$1,250,012
General and administrative	64,953	49,736	42,356

	1,080,783	1,229,721	1,292,368
General and administrative expenses borne by the Managing Owner and its affiliates	(57,155)	(21,164)	0

	$1,023,628	$1,208,557	$1,292,368

Expenses payable to the Managing Owner and its affiliates (which are included in commissions, administrative services and other transaction fees payable and accrued expenses payable on the statements of financial condition) as of December 31, 2009 and 2008 were $35,174 and $129,199, respectively.

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

There have been no differences between the tax basis and book basis of assets, liabilities, and Interest holders’ capital since inception of the Trust.

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

WORLD MONITOR TRUST II – SERIES E

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2009

Note 7.	DERIVATIVE INSTRUMENTS AND ASSOCIATED RISKS (CONTINUED)

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

WORLD MONITOR TRUST II – SERIES E

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2009

Note 7.	DERIVATIVE INSTRUMENTS AND ASSOCIATED RISKS (CONTINUED)

Credit Risk (Continued)

Series E’s futures commission merchant, in accepting orders for the purchase or sale of domestic futures contracts, is required by CFTC regulations to separately account for and segregate as belonging to Series E all assets of Series E relating to domestic futures trading and is not allowed to commingle such assets with its other assets. At December 31, 2009 and 2008, such segregated assets totaled $6,915,834 and $9,439,386, respectively. Part 30.7 of the CFTC regulations also requires Series E’s futures commission merchant to secure assets of Series E related to foreign futures trading which totaled $11,816 and $(56,053) at December 31, 2009 and 2008, respectively. There are no segregation requirements for assets related to forward trading.

As of December 31, 2009, Series E’s open futures and forward contracts mature within eighteen months.

WORLD MONITOR TRUST II – SERIES E

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2009

Note 8.	FINANCIAL HIGHLIGHTS

The following information presents performance per Interest data and other supplemental financial data for the years ended December 31, 2009, 2008 and 2007. This information has been derived from information presented in the financial statements.

	2009	2008	2007
Per Interest Performance (for an Interest outstanding throughout the entire year)
Net asset value per Interest at beginning of year	$226.47	$178.44	$163.72

Net realized gain (loss) and change in net unrealized gain (loss) on commodity transactions(1)	(1.79)	68.75	23.56
Interest income(1)	0.11	2.51	7.48
Expenses(1)	(20.87)	(23.23)	(16.32)

Net increase (decrease) for the year	(22.55)	48.03	14.72

Net asset value per Interest at end of year	$203.92	$226.47	$178.44

Total Return
Total return before incentive fees	(9.96)%	28.40%	8.99%
Incentive fees	0.00%	(1.48)%	0.00%

Total return after incentive fees	(9.96)%	26.92%	8.99%

Supplemental Data

Ratios to average net asset value:
Net investment loss before incentive fees(2)	(9.60)%	(8.96)%	(5.26)%
Incentive fees	0.00%	(1.31)%	0.00%

Net investment loss after incentive fees	(9.60)%	(10.27)%	(5.26)%

Interest income	0.05%	1.24%	4.45%

Incentive fees	0.00%	1.31%	0.00%
Other expenses	9.65%	10.20%	9.71%

Total expenses	9.65%	11.51%	9.71%

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

(2)	Represents interest income less total expenses (exclusive of incentive fees).

Note 9.	SUBSEQUENT EVENT

From January 1, 2010 through March 23, 2010, there were redemptions of $227,731.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 25th day of March 2010.

WORLD MONITOR TRUST II – SERIES E

By:	Kenmar Preferred Investments Corp. Managing Owner

	By: /s/ David K. Spohr	Date: March 25, 2010
David K. Spohr
Senior Vice President and Director of Fund Administration
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant in the capacities indicated on March 25, 2010.
WORLD MONITOR TRUST II – SERIES E

By:	Kenmar Preferred Investments Corp. Managing Owner

	By: /s/ Kenneth A. Shewer	Date: March 25, 2010
Kenneth A. Shewer
Co-Chief Executive Officer (Principal Executive Officer)

	By: /s/ David K. Spohr	Date: March 25, 2010
David K. Spohr
Senior Vice President and Director of Fund Administration (Principal Financial/Accounting Officer)