Form 10-Q
period 2010-03-31
WORLD MONITOR TRUST II SERIES E
filed 2010-05-13
CIK 1090701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended:	March 31, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	0-32687

WORLD MONITOR TRUST II – SERIES E

(Exact name of registrant as specified in its charter)

Delaware	13-4058319
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

900 King Street, Suite 100, Rye Brook, New York	10573
(Address of principal executive offices)	(Zip Code)

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

MARCH 31, 2010

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK;

FINANCIAL STATEMENTS TO FOLLOW]

WORLD MONITOR TRUST II – SERIES E

CONDENSED FINANCIAL STATEMENTS

March 31, 2010

WORLD MONITOR TRUST II – SERIES E

CONDENSED STATEMENTS OF FINANCIAL CONDITION

March 31, 2010 (Unaudited) and December 31, 2009

	March 31, 2010	December 31, 2009
ASSETS
Cash and cash equivalents (See Note 2)	$12,822,233	$14,633,636
Receivable from Managing Owner	66,023	57,155
Net unrealized gain on open forward contracts	98,010	6,948
Net unrealized gain on open futures contracts	350,685	18,196

Total assets	$13,336,951	$14,715,935

LIABILITIES
Commissions, administrative services and other transaction fees payable	$31,878	$37,726
Accrued expenses payable	94,171	81,891
Management fees payable	22,018	24,794
Redemptions payable	205,305	218,530

Total liabilities	353,372	362,941

TRUST CAPITAL (Net Asset Value)
Managing Owner Interests (none and none outstanding) at March 31, 2010 and December 31, 2009, respectively
Limited Interests (68,076.600 and 70,384.249 interests outstanding) at March 31, 2010 and December 31, 2009, respectively	12,983,579	14,352,994

Total trust capital (net asset value)	12,983,579	14,352,994

Total liabilities and trust capital	$13,336,951	$14,715,935

Net Asset Value per Limited and Managing Owner Interest

March 31, 2010	December 31, 2009
$190.72	$203.92

See accompanying notes.

WORLD MONITOR TRUST II – SERIES E

CONDENSED SCHEDULES OF INVESTMENTS

March 31, 2010 (Unaudited) and December 31, 2009

	March 31, 2010		December 31, 2009
	Net Unrealized Gain (Loss) as a % of Trust Capital	Net Unrealized Gain (Loss)	Net Unrealized Gain (Loss) as a % of Trust Capital	Net Unrealized Gain (Loss)
Futures and Forward Contracts
Futures contracts purchased:
Commodities	0.26%	$33,870	1.45%	$208,653
Currencies	0.02%	2,664	0.00%	0
Energy	0.94%	121,723	0.08%	12,064
Interest rates	0.20%	25,605	(0.99)%	(142,697)
Stock indices	0.95%	123,764	0.20%	28,598

Net unrealized gain on futures contracts purchased	2.37%	307,626	0.74%	106,618

Futures contracts sold:
Commodities	0.48%	62,723	(0.60)%	(86,246)
Currencies	0.00%	0	0.00%	(50)
Energy	(0.12)%	(15,359)	0.03%	3,780
Interest rates	(0.03)%	(4,305)	(0.03)%	(4,993)
Stock indices	0.00%	0	(0.01)%	(913)

Net unrealized gain (loss) on futures contracts sold	0.33%	43,059	(0.61)%	(88,422)

Net unrealized gain on futures contracts	2.70%	$350,685	0.13%	$18,196

Forward currency contracts purchased:
Net unrealized gain on forward contracts purchased	1.06%	138,582	2.92%	$419,500

Forward currency contracts sold:
Net unrealized loss on forward contracts sold	(0.31)%	(40,572)	(2.87)%	(412,552)

Net unrealized gain on forward contracts	0.75%	$98,010	0.05%	$6,948

See accompanying notes.

WORLD MONITOR TRUST II – SERIES E

CONDENSED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2010 and 2009

(Unaudited)

	For the Three Months Ended March 31, 2010	For the Three Months Ended March 31, 2009
REVENUES
Realized	$(969,979)	$(590,204)
Change in unrealized	423,551	(203,189)
Interest income	1,226	3,941

Total losses	(545,202)	(789,452)

EXPENSES
Commissions, administrative services and other transaction fees	283,627	340,565
Management fees	65,370	99,926
Incentive fees	0	31
General and administrative	51,048	65,421

Total expenses	400,045	505,943

General and administrative expenses borne by the Managing Owner and affiliates	(8,868)	(4,702)

Net expenses	391,177	501,241

NET LOSS	$(936,379)	$(1,290,693)

NET LOSS PER WEIGHTED AVERAGE LIMITED AND MANAGING OWNER INTEREST
Net loss per weighted average Limited and Managing Owner Interest	$(13.49)	$(14.09)

Weighted average number of Limited and Managing Owner Interests outstanding	69,394	91,596

See accompanying notes.

WORLD MONITOR TRUST II – SERIES E

CONDENSED STATEMENTS OF CHANGES IN TRUST CAPITAL

For the Three Months Ended March 31, 2010 and 2009

(Unaudited)

	Interests	Limited Interests	Managing Owner Interests	Total
For the three months ended March 31, 2010

Trust capital at December 31, 2009	70,384.249	$14,352,994	$0	$14,352,994

Redemptions	(2,307.649)	(433,036)	0	(433,036)

Net loss for the three months ended March 31, 2010		(936,379)	0	(936,379)

Trust capital at March 31, 2010	68,076.600	$12,983,579	$0	$12,983,579

For the three months ended March 31, 2009

Trust capital at December 31, 2008	92,471.646	$20,731,073	$210,613	$20,941,686

Redemptions	(2,921.463)	(438,011)	(197,480)	(635,491)

Net loss for the three months ended March 31, 2009		(1,277,560)	(13,133)	(1,290,693)

Trust capital at March 31, 2009	89,550.183	$19,015,502	$0	$19,015,502

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

The condensed statement of financial condition, including the condensed schedule of investments, as of March 31, 2010, the condensed statements of operations for the three months ended March 31, 2010 (“First Quarter 2010”) and for the three months ended March 31, 2009 (“First Quarter 2009”) and the condensed statements of changes in trust capital for the First Quarter 2010 and 2009 are unaudited. In the opinion of the Managing Owner, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of Fund as of March 31, 2010 and the results of its operations for the First Quarter 2010 and 2009. The operating results for these interim periods may not be indicative of the results expected for a full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Fund’s annual report on Form 10-K filed with the SEC for the year ended December 31, 2009.

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

Series E considers prices for exchange-traded commodity futures and options contracts to be based on quoted prices in active markets for identical assets (Level 1) and reflects the settlement price for each contract as of the close on the last business day of the reporting period. The market values of forward currency (non-exchange traded) contracts was extrapolated on a forward basis from the spot prices quoted as of 4:00 P.M. (E.T) on the last business day of the reporting period obtained from it’s third-party data providers i.e. Bloomberg and Interactive Data Corporation (“IDC”) (Level 2). There are no Level 3 investments on March 31, 2010 or December 31, 2009.

The following table summarizes the assets and liabilities measured at fair value using the fair value hierarchy:

March 31, 2010	Level 1	Level 2	Level 3	Total
Assets:
Net unrealized gain on open futures contracts	$350,685	$0	$0	$350,685
Net unrealized gain on open forward contracts	$0	$98,010	$0	$98,010

December 31, 2009	Level 1	Level 2	Level 3	Total
Assets:
Net unrealized gain on open futures contracts	$18,196	$0	$0	$18,196
Net unrealized gain on open forward contracts	$0	$6,948	$0	$6,948

B.	Recent Accounting Pronouncements

During January 2010, the Financial Accounting Standards Board issued an Accounting Standards Update (ASU) to improve disclosure about fair value measurements, requiring new disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). Existing disclosure requirements were clarified relating to the levels of disaggregation for fair value measurements and inputs and valuation techniques used to measure fair value. The guidance in the ASU is effective for Series E beginning January 1, 2010 except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements, which will be effective for Series E beginning January 1, 2011. Series E’s adoption of the guidance and its impact on the financial statements and disclosures was immaterial.

WORLD MONITOR TRUST II – SERIES E

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

C.	Cash and Cash Equivalents

Cash represents amounts deposited with a bank and clearing brokers, a portion of which is restricted for purposes of meeting margin requirements, which typically range from 0% to 35% of the notional amounts of the derivatives traded. As of March 31, 2010 and December 31, 2009, restricted cash totaled $5,104,043 and $6,183,608, respectively. Series E receives interest on all cash balances held by its bank, prime and commodity brokers at prevailing rates.

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

Series E pays its Trading Advisor a management fee at an annual rate of 2% of Series E’s net asset value allocated to its management. Through February 27, 2009 the management fee was determined weekly and the sum of such weekly amounts was paid monthly. Subsequent to February 27, 2009, the management fee accrues and pays monthly. Series E also pays its Trading Advisor a quarterly incentive fee equal to 22% of such Trading Advisor’s “New High Net Trading Profits” (as defined in the advisory agreement). Incentive fees accrued weekly through February 27, 2009 and monthly subsequent to February 27, 2009. Incentive fees continue to be paid quarterly in arrears. During First Quarter 2010 no Incentive fees were earned. Incentive fees of $31 were earned during the First Quarter 2009.

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

Series E reimburses the Managing Owner or its affiliates for services they performed for Series E, which include, but are not limited to: brokerage services; accounting and financial management; registrar, transfer and assignment functions; investor communications; printing and other administrative services. However, to the extent that general and administrative expenses exceed 1.5% of Series E’s net asset value during the year (with a maximum of 0.5% attributable to other than legal and audit expenses) such amounts are borne by the Managing Owner and its affiliates. General and administrative expenses of $8,868 during the First Quarter 2010 and $4,702 during the First Quarter 2009 exceeded such limitations. Because general and administrative expenses exceeded such limitations for the First Quarter 2010 and First Quarter 2009, a portion of the expenses related to services provided by the Managing Owner for the First Quarter 2010 and 2009 were borne by the Managing Owner and its affiliates.

The expenses incurred by Series E for services performed by the Managing Owner and its affiliates for Series E were:

	First Quarter 2010	First Quarter 2009
Administrative services	$197,307	$300,707
General and administrative	15,790	13,336

	213,097	314,043
General and administrative expenses borne by the Managing Owner and its affiliates	(8,868)	(4,702)

TOTAL	$204,229	$309,341

Expenses payable to the Managing Owner and its affiliates (which are included in commissions, administrative services and other transaction fees payable and accrued expenses payable on the condensed statements of financial condition) as of March 31, 2010 and December 31, 2009 were $35,703 and $35,174, respectively.

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

WORLD MONITOR TRUST II – SERIES E

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 7.	DERIVATIVE INSTRUMENTS AND ASSOCIATED RISKS

The fair value of Series E’s derivatives by instrument type, as well as the location of those instruments on the statement of financial condition as of March 31, 2010 and December 31, 2009 are included in the condensed schedule of investments, all of which are deemed derivatives not designated as hedging instruments under.

The trading revenue of Series E’s derivatives by instrument type, as well as the location of those gains and losses on the statement of operations, for the three months ended March 31, 2010 and 2009 is as follows:

Type of Instrument	Trading Revenue for the Three Months Ended March 31, 2010	Trading Revenue for the Three Months Ended March 31, 2009
Commodities Contracts	$(242,265)	$(223,736)
Currencies Contracts	(708)	(64,159)
Energy Contracts	49,639	108,020
Interest Rate Contracts	119,606	(176,680)
Stock Indices Contracts	(398,731)	(243,811)
Forward Currency Contracts	(73,969)	(193,027)

Total	$(546,428)	$(793,393)

Line item in Condensed Statements of Operations
Realized	$(969,979)	$(590,204)
Change in unrealized	423,551	(203,189)

Total	$(546,428)	$(793,393)

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

Series E’s futures commission merchant, in accepting orders for the purchase or sale of domestic futures contracts, is required by CFTC regulations to separately account for and segregate as belonging to Series E all assets of Series E relating to domestic futures trading and is not allowed to commingle such assets with its other assets. At March 31, 2010 and December 31, 2009, such segregated assets totaled $6,750,359 and $6,915,834, respectively. Part 30.7 of the CFTC regulations also requires Series E’s futures commission merchant to secure assets of Series E related to foreign futures trading which totaled $116,941 and $11,816 at March 31, 2010 and December 31, 2009, respectively. There are no segregation requirements for assets related to forward trading.

WORLD MONITOR TRUST II – SERIES E

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 7.	DERIVATIVE INSTRUMENTS AND ASSOCIATED RISKS (CONTINUED)

Credit Risk (continued)

As of March 31, 2010, Series E’s open futures and forward contracts mature within eighteen months.

Note 8.	FINANCIAL HIGHLIGHTS

The following information presents per interest operating performance data and other supplemental financial data for the three months ended March 31, 2010 and 2009. This information has been derived from information presented in the financial statements.

	First Quarter 2010	First Quarter 2009
Per Interest Performance (for an Interest outstanding throughout the entire period)

Net asset value per Interest at beginning of period	$203.92	$226.47

Net realized loss and change in net unrealized gain (loss) on commodity transactions(1)	(7.58)	(8.70)
Interest income(1)	0.02	0.04
Expenses(1)	(5.64)	(5.47)

Net decrease for the period	(13.20)	(14.13)

Net asset value per Interest at end of period	$190.72	$212.34

Total Return(3)
Total return before incentive fees	(6.47)%	(6.24)%
Incentive fees	0.00%	0.00%

Total return after incentive fees	(6.47)%	(6.24)%

Supplemental Data

Ratios to average net asset value:
Net investment loss before incentive fees(2), (4)	(11.75)%	(9.67)%
Incentive fees(3)	0.00%	0.00%

Net investment loss after incentive fees	(11.75)%	(9.67)%

Interest income(4)	0.04%	0.08%

Incentive fees(3)	0.00%	0.00%
Other expenses(4)	11.79%	9.75%

Total expenses	11.79%	9.75%

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
Financial Condition and Results of Operations

This report on Form 10-Q (the “Report”) for the quarter ending March 31, 2010 (“First Quarter 2010”) includes forward-looking statements that reflect the current expectations of Kenmar Preferred Investments Corp., the managing owner of World Monitor Trust II – Series E (“Registrant”), about the future results, performance, prospects and opportunities of Registrant. The Managing Owner has tried to identify these forward-looking statements by using words such as “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “should,” “estimate” or the negative of those terms or similar expressions. These forward-looking statements are based on information currently available to the Managing Owner and are subject to a number of risks, uncertainties and other factors, both known, such as those described in this Report, and unknown, that could cause Registrant’s actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements.

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

Introduction

General

World Monitor Trust II (the “Trust”) is a business trust organized under the laws of Delaware on April 22, 1999. The Trust consists of three separate and distinct series (“Series”): Series D, Series E and Series F. Series D, E and F commenced trading operations on March 13, 2000, April 6, 2000 and March 1, 2000, respectively, and each Series will continue to exist until terminated pursuant to the provisions of Article XIII of the Sixth Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”). On December 31, 2009, Series D and F terminated under the provisions of the Trust Agreement. The assets of each Series are segregated from those of the other Series, separately valued and independently managed. Each Series was formed to engage in the speculative trading of a diversified portfolio of futures, forward and options contracts, and may, from time to time, engage in cash and spot transactions. The trustee of the Trust is Wilmington Trust Company. The Managing Owner serves as the managing owner of the Trust and each Series, including Registrant. Registrant was formed to engage in the speculative trading of commodity futures, forwards and option contracts. Registrant’s fiscal year for book and tax purposes ends on December 31.

Registrant is engaged solely in the business of commodity futures, forwards, and option trading; therefore, presentation of industry segment information is not applicable.

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

Employees

Registrant has no employees. Management and administrative services for Registrant are performed by the Managing Owner or third parties pursuant to the Trust Agreement, as further discussed in Notes 3 and 4 to Registrant’s financial statements included in its annual report for the year ended December 31, 2009 (“Registrant’s 2009 Annual Report”), which is filed as an exhibit to Registrant’s Form 10-K for the fiscal year ended December 31, 2009.

Critical Accounting Policies

General

Preparation of the financial statements and related disclosures in compliance with accounting principles generally accepted in the United States of America (“US GAAP”) requires the application of appropriate accounting rules and guidance. Applying these policies requires the Managing Owner to make judgments, estimates and assumptions in connection with the preparation of Registrant’s financial statements. Actual results may differ from the estimates used.

The Managing Owner has evaluated Registrant’s financial statements and related disclosures and has determined that the policies discussed below are critical accounting policies because they involve estimates, judgments and assumptions that are particularly complex, subjective or uncertain. For further discussion of Registrant’s significant accounting policies, see Note 2 to Registrant’s financial statements for the year ended December 31, 2009, which is filed as an exhibit to Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2009.

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

Of the Registrant’s unrealized gains at March 31, 2010, $350,685 or 78.16% of the Registrant’s unrealized gains at March 31, 2010 are classified as Level 1 and $98,010 or 21.84% as Level 2. Of the unrealized gains at December 31, 2009, $18,196 or 72.37% of the Registrant’s unrealized gains at December 31, 2009 are classified as Level 1 and $6,948 or 27.63% as Level 2. There are no Level 3 investments on March 31, 2010 or December 31, 2009.

During January 2010, the Financial Accounting Standards Board issued an Accounting Standards Update (ASU) to improve disclosure about fair value measurements, requiring new disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). Existing disclosure requirements were clarified relating to the levels of disaggregation for fair value measurements and inputs and valuation techniques used to measure fair value. The guidance in the ASU is effective for Series E beginning January 1, 2010 except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements, which will be effective for Series E beginning January 1, 2011. Series E’s adoption of the guidance and its impact on the financial statements and disclosures was immaterial.

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

Subscriptions and Redemptions

First Quarter 2010

Subscriptions of Limited Interests and General Interests for the First Quarter 2010 were $0 and $0, respectively. Redemptions of Limited Interests and General Interests for the First Quarter 2010 were $433,036 and $0, respectively.

First Quarter 2009

Subscriptions of Limited Interests and General Interests for the quarter ended March 31, 2009 (“First Quarter 2009”) were $0 and $0, respectively. Redemptions of Limited Interests and General Interests for the First Quarter 2009 were $438,011 and $197,480, respectively.

Liquidity

At March 31, 2010, 100% of Registrant’s investable net assets were allocated to commodities trading. A significant portion of Registrant’s net assets are held in cash, which is used as margin for trading in commodities. In as much as the sole business of Registrant is to trade in commodities, Registrant continues to own such liquid assets to be used as margin. The clearing broker and bank credit Registrant with interest income on 100% of its average daily equity maintained in its accounts with the clearing broker and bank during each month at competitive interest rates.

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

Since Registrant’s business is to trade futures, forward and option contracts, its capital is at risk due to changes in the value of these contracts (market risk) or the inability of counterparties to perform under the terms of the contracts (credit risk). Registrant’s exposure to market risk is influenced by a number of factors including the volatility of interest rates and foreign currency exchange rates, the liquidity of the markets in which the contracts are traded and the relationships among the contracts held. The inherent uncertainty of Registrant’s speculative trading as well as the development of drastic market occurrences could result in losses considerably beyond Registrant’s experience to date and could ultimately lead to a loss of all or substantially all of investors’ capital. The Managing Owner attempts to minimize these risks by requiring Registrant and the Trading Advisor to abide by various trading limitations and policies, which include limiting margin amounts, trading only in liquid markets and permitting the use of stop loss provisions. For a further discussion of the credit and market risks associated with Registrant’s futures, forward and option contracts, see Note 7 to Registrant’s financial statements for the year ended December 31, 2009, which is filed as an exhibit to Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2009.

Registrant does not have, nor does it expect to have, any capital assets.

Market Overview

Following is a market overview for First Quarter 2010 and First Quarter 2009:

First Quarter 2010

The first quarter of 2010 ushered in increasing evidence that a global economy recovery was gaining ground. The fourth-quarter US Gross Domestic Product data, which was released early in the first quarter, showed the economy growing at an annual rate of 5.6%, the highest rate since the third quarter of 2003. The momentum appears to have continued in the first quarter of 2010. While inventory swings provided the biggest boost to growth in the fourth quarter, consumer spending appears to have gained strength in the first quarter. Most importantly, the labor market gave some signs of hope. Payroll employment actually showed a gain in the first quarter, albeit modest and partly boosted by the temporary hiring of US Census workers. The job market appears to be stabilizing, although the pace of improvement has been glacial.

Notwithstanding growing confidence in the US economic recovery and increasing signs of acceleration in global growth, US Treasuries held steady during the quarter. The 10-year yield ended the quarter at 3.8%. The US Federal Reserve (the “Fed”) kept the Fed Funds rate unchanged and there were no indications of imminent change in interest rate policy. However, the Fed hiked the lending rate on its discount window in February, signaling the diminishing need for various discount window and other extraordinary lending programs that began in 2008. The European Central Bank, the Bank of England and the Bank of Japan kept key rates unchanged through the quarter as well. The Reserve Bank of Australia continued its rate hike cycle that began late in 2009 as the Australian economy and labor markets strengthened on the back of strong demand for commodities.

Currencies: The US dollar rally that began in December 2009 accelerated through the first quarter of 2010, largely because of troubles surrounding the euro as well the strong outperformance of the US economy in comparison to its major developed market counterparts. The Dollar Index gained approximately 4.0%. The US dollar appreciated against the euro as the swirling storm clouds of the PIGS crisis darkened and doubts about the future of the European Monetary Union gained credibility. The euro finished the quarter down approximately 5.6% against the dollar. The British pound fared worse as the lack of economic recovery, coupled with uncomfortably high inflation, created a difficult environment in the United Kingdom as the pound declined 6.1%. The Japanese yen held stable and ended the quarter down 0.3% to the US dollar. The Australian and Canadian dollars continued their upward trajectories as both economies have significant commodity industries and solid economic growth. The Australian and Canadian dollars climbed 2.1% and 2.9%, respectively, against the US dollar.

Indices: Global equities suffered a hiccup in January triggered by the PIGS crisis but easily overcame the poor quarterly start on the back of robust earnings data and signs of a broadening recovery. Financials continued their strength in earnings into the first quarter. The Dow Jones Industrial Average, S&P 500 and NASDAQ rose approximately 4.1%, 4.9% and 5.7%, respectively. European equities, weighed down by problems in Greece, lagged US equities. The STOXX 600, a broad measure of European equities, rose approximately 4.1%. The CAC, FTSE and DAX closed the quarter with gains of approximately 1.0%, 4.9% and 3.3%, respectively. Asian markets were mixed. Japan’s Nikkei surged 5.2%, the Korean Kospi edged up slightly but the Hang Seng declined 2.9%. The Australian All Ordinaries Index posted a modest 0.2% gain.

Energies: During the quarter, industrial commodities benefited from the global industrial recovery and inventory building; however, agricultural commodities declined on unexpectedly strong crop reports. Crude continued to increase and gained 5.5% on the back of rising international trade and stabilizing transportation demand in the developed countries. Natural gas plunged 30.6% as rig counts surged and production escalated. Heating oil ended the quarter with an approximate 2.2% gain and reformulated gasoline had a solid quarter, rising approximately 12.6%. Part of the strength in refined products is contributable to fact that Venezuela appears to have become a net importer of gasoline and its exports of other refined products recently fell.

Metals: Gold posted a 1.6% gain during the quarter, although the US dollar remained the preferred safe haven. With the tailwind of rising industrial demand, silver gained 4.2%. With the exception of zinc, base metals advanced during the quarter as global industrial production, especially auto production, accelerated. Copper, aluminum and nickel ended the quarter with gains of 6.6%, 4.2% and 34.9%, respectively.

Agricultural/Softs and Livestock: Agricultural commodities experienced a sell-off during the quarter. Except for coffee and cotton which benefited from global economic conditions, the agricultural commodities were adversely affected by fundamentals such as unexpectedly strong reports of harvest, storage and planting. As the fears of damage to harvests from the unusually cold weather abated, grains sold off swiftly. Sugar plummeted over 38% from near 30-year highs, reflecting large speculative positioning and better-than-expected yields in India and Brazil.

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

Sector Performance

Due to the nature of Registrant’s trading activities, a period-to-period comparison of its trading results is not meaningful. However, set forth below are the following:

(a)

the major sectors to which Registrant’s assets were allocated as of March 31, 2010 and March 31, 2009, measured as a percentage of the “gross speculator margin” (i.e., the minimum amount of cash or marginable securities a speculator must post when buying or selling futures assets); and

(b)	a discussion of Registrant’s trading results for the major sectors in which Registrant traded for the quarter ended March 31, 2010 and the quarter ended March 31, 2009.

[Remainder of page intentionally left blank]

First Quarter 2010

As of March 31, 2010, the allocation of Registrant’s assets to major sectors was as follows:

Sector	Allocation
Currencies	32.92%

Energies	15.52%

Grains	3.73%

Interest Rates	10.97%

Meats	0.31%

Metals	2.82%

Indices	32.99%

Tropicals	0.74%

TOTAL	100.00%

Trading results for the major sectors in which Registrant traded for the First Quarter 2010 were as follows:

Currencies: (-) Registrant experienced the majority of its gains in the Australian and Canadian dollars, British pound and Mexican peso. Losses were experienced in Chilean peso, euro, Japanese yen, Norwegian krona and Swiss franc.

Energies: (+) Registrant experienced gains natural gas and reformulated gasoline. Losses were experienced in Brent crude, crude oil and heating oil.

Grains: (+) Registrant experienced gains in corn and wheat. Losses were experienced in bean oil, cotton, soybeans and soybean meal.

Indices: (-) Registrant experienced a majority of its gains in the Nikkei, Russell 2000 and the S&P 500. Losses were experienced in the DAX, CAC, DJ Stoxx, FTSE and the IBEX Plus.

Interest Rates: (+) Registrant experienced a majority of its gains in the Euribor, German Bond and Bobl and Short Sterling. Losses were experienced in the US Treasuries, London Gilt and Japanese Government Bonds.

Meats: (+) Registrant experienced gains in live cattle.

Metals: (-) Registrant experienced gains in gold. Losses were made in copper, zinc, lead, aluminum and silver.

Softs: (-) Registrant experienced losses in coffee, cocoa and sugar.

[Remainder of page intentionally left blank]

First Quarter 2009

As of March 31, 2009, the allocation of Registrant’s assets to major sectors was as follows:

Sector	Allocation
Currencies	28.27%

Energies	4.22%

Grains	2.92%

Interest Rates	21.27%

Meats	0.35%

Metals	1.97%

Indices	38.52%

Tropicals	2.48%

TOTAL	100.00%

Trading results for the major sectors in which Registrant traded for the First Quarter 2009 were as follows:

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

Results of Operations

First Quarter 2010

The Net Asset Value per Interest as of March 31, 2010 was $190.72, a decrease of $13.20 from the December 31, 2009 Net Asset Value per Interest of $203.92. Registrant’s average net asset level during the First Quarter 2010 was approximately $13,276,000. Registrant’s average net assets decreased during the First Quarter 2010 in comparison to the First Quarter 2009 decreased by approximately $7,291,000 primarily due to the effect of redemptions and negative trading performance.

Registrant’s performance for the First Quarter 2010 was (6.47)%. Performance includes the percentage change in Registrant’s Net Asset Value excluding the effect of any redemptions and includes the percentage impact of trading gains/(losses) less any commissions and related fees and expenses. Past performance is not necessarily indicative of future results.

Registrant’s trading losses before commissions and related fees for the First Quarter 2010 were approximately $(546,000).

Commissions, administrative services and other transaction fees for the First Quarter 2010 were approximately $284,000, a decrease of approximately $57,000 as compared to the First Quarter 2009, primarily due to reduced average net asset levels discussed above as the fees are primarily determined based a fixed percentage of the monthly net asset value.

Management fees for the First Quarter 2010 were approximately $65,000, a decrease of approximately $35,000 as compared to the First Quarter 2009, primarily due to reduced average net asset levels discussed above as the fee is determined based on a fixed percentage of the monthly net asset value.

During the First Quarter 2010 no incentive fees were earned, as the fund’s incentive fee calculation did not exceed the previous high water mark on which the trading advisor was paid an incentive fee.

General and administrative expenses for the First Quarter 2010 were approximately $51,000. To the extent that general and administrative expenses exceed 1.5% of Registrant’s Net Asset Value during the year (with a maximum of 0.5% attributable to other than legal and audit expenses) such amounts are borne by the Managing Owner and its affiliates. General and administrative expenses of approximately $8,900 exceeded such limitations during the First Quarter 2010. Because general and administrative expenses exceeded such limitations during the First Quarter 2010, a portion of the expenses related to services provided by the Managing Owner for Registrant during First Quarter 2010 were borne by the Managing Owner and its affiliates.

First Quarter 2009

The Net Asset Value per Interest as of March 31, 2009, was $212.34, a decrease of $14.13 from the December 31, 2008 Net Asset Value per Interest of $226.47. Registrant’s average net asset level during the First Quarter 2009 was approximately $20,567,000. Registrant’s average net assets increased during the First Quarter 2009 in comparison to the First Quarter 2008 by approximately $1,412,000 primarily due positive trading performance during 2008 which more than offset the effect of redemptions.

Registrant’s performance for the First Quarter 2009 was (6.24)%. Performance includes the percentage change in Registrant’s Net Asset Value excluding the effect of any redemptions and includes the percentage impact of trading gains/(losses) less any commissions and related fees and expenses. Past performance is not necessarily indicative of future results.

Registrant’s trading gains before commissions and related fees for the First Quarter 2009 were approximately $(793,000).

Interest income is earned on the average daily equity maintained with the clearing broker and bank at competitive interest rates and, therefore, varies weekly according to interest rates, trading performance, and redemptions. Interest income for the First Quarter 2009 was approximately $4,000, a decrease of approximately $91,000 from the First Quarter 2008 primarily due to declining interest rates which more than offset the effects of the increase in average net assets levels discussed above.

Administrative services are calculated on Registrant’s Net Asset Value at the end of each week and therefore, vary according to weekly trading performance, and redemptions. Other transaction fees consist of National Futures Association, exchange and clearing fees as well as floor brokerage costs and give-up charges, which are based on the number of trades the Trading Advisor executes, as well as which exchange, clearing firm or bank on, or through, which the contract is traded. Administrative services and other transaction fees for the First Quarter 2009 were approximately $341,000, an increase of approximately $21,000 as compared to the First Quarter 2008 primarily due to increased average net asset levels discussed above.

Management fees are calculated on Registrant’s Net Asset Value at the end of each week, and therefore, are affected by weekly trading performance and redemptions. Management fees for the First Quarter 2009 were approximately $100,000, an increase of approximately $7,000 as compared to the First Quarter 2008 primarily due to a increased average net asset levels discussed above.

Incentive fees are based on the “New High Net Trading Profits” (as defined in the Advisory Agreement) generated by the Trading Advisor, accrued weekly and are ultimately determined as of the close of business on the last Friday of each calendar quarter. Incentive fees for the First Quarter 2009 were $31.

General and administrative expenses for the First Quarter 2009 were approximately $65,000. These expenses include accounting, audit, tax, and legal fees, as well as printing and postage costs related to reports sent to limited owners and are before reimbursement of costs incurred by the Managing Owner on behalf of Registrant. To the extent that general and administrative expenses exceed 1.5% of Registrant’s Net Asset Value during the year (with a maximum of 0.5% attributable to other than legal and audit expenses) such amounts are borne by the Managing Owner and its affiliates. General and administrative expenses of approximately $4,700 exceeded such limitations for the First Quarter 2009. Because general and administrative expenses exceeded such limitations during the First Quarter 2009, a portion of the expenses related to services provided by the Managing Owner for Registrant during the First Quarter 2009 were borne by the Managing Owner and its affiliates.

Inflation

Inflation has had no material impact on the operations or on the financial condition of Registrant from inception through March 31, 2010.

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

Registrant’s contractual obligations are with the Managing Owner, the Advisor and its commodity broker. Management fees payable by Registrant to the Trading Advisor and administrative services and other transaction fees payable to the Managing Owner are calculated as a fixed percentage of Registrant’s Net Asset Value. Incentive fees payable by the Registrant to the Trading Advisor are at a fixed rate, calculated as a percentage of Registrant’s “New High Net Trading Profits” (as defined in the Advisory Agreement). As such, the Managing Owner cannot anticipate the amounts to be paid for future periods as Net Asset Values and “New High Net Trading Profits” are not known until a future date. Commissions payable to Registrant’s commodity broker are based on a cost per executed trade and, as such, the Managing Owner cannot anticipate the amount that will be required under the brokerage agreement, as the level of executed trades are not known until a future date. These agreements are effective for one-year terms, renewable automatically for additional one-year terms unless terminated. Additionally, these agreements may be terminated by either party thereto for various reasons. Additionally, since the Registrant does not enter into other long-term debt obligations, capital lease obligations, operating lease obligations or other long-term liabilities that would otherwise be reflected on the Registrant’s Statement of Financial Condition, a table of contractual obligations has not been presented. For a further discussion of Registrant’s contractual obligations, see Notes 1, 3 and 4 to Registrant’s financial statements for the year ended December 31, 2009, which is filed as an exhibit to Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2009.

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

The Managing Owner’s management, under the supervision and with the participation of certain officers of the Managing Owner (including the Managing Owner’s Co-Chief Executive Officers and Director of Fund Administration), has evaluated the effectiveness of Registrant’s disclosure controls and procedures as of March 31, 2010. Based upon such evaluation, the Managing Owner’s Co-Chief Executive Officers and Director of Fund Administration have concluded that, as of March 31, 2010, Registrant’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in Registrant’s internal control over financial reporting (as defined in Rules 13a – 15(f) and 15d – 15(f) under the Exchange Act) during the first quarter of 2010 that have materially affected, or are reasonably likely to materially affect, Registrant’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material legal proceedings pending, on appeal, or concluded to which Registrant is a party or to which any of its assets are subject.

Item 1.A.	Risk Factors

There have been no changes from risk factors as previously disclosed in Registrant’s Form 10-K for the fiscal year ended December 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	(Removed and Reserved)

None

Item 5.	Exhibits:

2.1	Plan and Agreement of Merger of Preferred Investment Solutions Corp. (a Connecticut corporation) and Preferred Investment Solutions Corp. (a Delaware corporation) (incorporated by reference to Exhibit 2.1 to Form 8-K, File No. 000-32687, filed on January 3, 2006)

3.1	First Amended and Restated Declaration of Trust and Trust Agreement of World Monitor Trust II dated as of May 15, 1999 (incorporated by reference to Exhibit 3.1 and 4.1 to Registrant’s Registration Statement on Form S-1, File No. 333-83015, filed on September 17, 1999)

3.2	Second Amended and Restated Declaration of Trust and Trust Agreement of World Monitor Trust II dated as of March 28, 2002 (incorporated by reference to Exhibit 3.1 and 4.1 to Post-Effective Amendment No. 4 to Registrant’s Registration Statement on Form S-1, File No. 333-83015, filed on April 2, 2002)

3.3	Third Amended and Restated Declaration of Trust and Trust Agreement of World Monitor Trust II dated as of October 1, 2004 (incorporated by reference to Exhibit 4.1 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004)

3.4	Certificate of Incorporation of Preferred Investment Solutions Corp. (a Delaware corporation) (incorporated by reference to Exhibit 3.1 to Form 8-K, File No. 000-32687, filed on January 3, 2006)

3.5	By-Laws of Preferred Investment Solutions Corp. (a Delaware corporation) (incorporated by reference to Exhibit 3.2 to Form 8-K, File No. 000-32687, filed on January 3, 2006)

3.6

Fourth Amended and Restated Declaration of Trust and Trust Agreement of World Monitor Trust II dated as of December 1, 2008 (incorporated by reference to Exhibit 3.1 to Form 8-K, File No. 000-32687, filed on December 3, 2008)

3.7

Fifth Amended and Restated Declaration of Trust and Trust Agreement of World Monitor Trust II dated as of January 21, 2009 (incorporated by reference to Exhibit 3.4 to Form 8-K, File No. 000-32687, filed on January 21, 2009)

3.8

Sixth Amended and Restated Declaration of Trust and Trust Agreement of World Monitor Trust II dated as of March 1, 2009 (incorporated by reference to Exhibit 4.1 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009)

4.1

Form of Request for Redemption (incorporated by reference to Exhibit 4.2 to Post Effective Amendment No. 4 to Registrant’s Registration Statement on Form S-1, File No. 333-83011, filed on September 17, 1999)

4.2

Form of Exchange Request (incorporated by reference to Exhibit 4.3 to Post Effective Amendment No. 4 to Registrant’s Registration Statement on Form S-1, File No. 333-83011, filed on September 17, 1999)

4.3

Form of Subscription Agreement (incorporated by reference to Exhibit 4.4 to Post-Effective Amendment No. 4 to Registrant’s Registration Statement on Form S-1, File No. 333-83011, filed on September 17, 1999)

4.4

Form of Request for Redemption (incorporated by reference to Exhibit 4.2 to Post-Effective Amendment No. 4 to the Registrant’s Registration Statement on Form S-1, File No. 333-83015, filed on April 2, 2002)

4.5	Form of Exchange Request (incorporated by reference to Exhibit 4.3 to Post-Effective Amendment No. 4 to the Registrant’s Registration Statement on Form S-1, File No. 333-83015, filed on April 2, 2002)

4.6

Form of Subscription Agreement (incorporated by reference to Exhibit 4.4 to Post-Effective Amendment No. 4 to the Registrant’s Registration Statement on Form S-1, File No. 333-83015, filed on April 2, 2002)

4.7	The Privacy Notice of the Managing Owner dated July 2009 (incorporated by reference to Exhibit 4.5 to Registrant’s Form 10-K for the year ended December 31, 2009)

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

10.3

Form of Advisory Agreement among Registrant, Managing Owner, and the Trading Advisor (incorporated by reference to Exhibit 10.3 to Registrant’s Registration Statement on Form S-1, File No. 333-83011, filed on July 16, 1999)

10.4

Form of Representation Agreement Concerning the Registration Statement and the Prospectus among Registrant, Managing Owner, PSI, Wilmington Trust Company and the Trading Advisor (incorporated by reference to Exhibit 10.4 to Registrant’s Registration Statement on Form S-1, File No. 333-83011, filed on September 17, 1999)

10.5

Form of Net Worth Agreement between the Managing Owner and Prudential Securities Group, Inc. (incorporated by reference to Exhibit 10.5 to Registrant’s Registration Statement on Form S-1, File No. 333-83011, filed on September 17, 1999)

10.6

Service Agreement among Registrant, Prudential Securities Futures Management Inc. and Wachovia Securities, LLC dated as of July 1, 2003 (incorporated by reference to Exhibit 10.6 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003)

10.7

Consent to Assignment of Brokerage Agreement dated March 30, 2004 among World Monitor Trust II, Prudential Equity Group, LLC and Prudential Financial Derivatives, LLC (incorporated by reference to Exhibit 10.7 to Form 10-K for the year ended December 31, 2004)

10.8

Novation letter among the Trust, Trading Advisor and Managing Owner dated September 14, 2004 (incorporated by reference to Exhibit 10.7 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004)

10.9

Letter Agreement Amending and Restating Brokerage Agreements between the Managing Owner and Prudential Financial Derivatives, LLC dated October 1, 2004 (incorporated by reference to Exhibit 10.7 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004)

10.10

Services Agreement between Spectrum Global Fund Administration, L.L.C. and Registrant dated May 23, 2007 (incorporated by reference to Exhibit 10.9 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007)

10.11

Amendment No. 2 to the Services Agreement between Spectrum Global Fund Administration, L.L.C. and Registrant dated February 28, 2009 (incorporated by reference to Exhibit 10.1 to Form 8-K, File No. 000-32687, filed on March 2, 2009)

14.1

Kenmar Preferred Investments Corp. Code of Ethics (adopted pursuant to Section 406 of Sarbanes Oxley Act of 2002) as of November 9, 2009 (incorporated by reference to Exhibit 14.1 to Registrant’s Form 10-K for the year ended December 31, 2009)

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

WORLD MONITOR TRUST II – SERIES E

By:	Kenmar Preferred Investments Corp., its Managing Owner

	By:	/s/ Kenneth A. Shewer		Date: May 13, 2010
		Name:	Kenneth A. Shewer
		Title:	Co-Chief Executive Officer (Principal Executive Officer)

	By:	/s/ David K. Spohr		Date: May 13, 2010
		Name:	David K. Spohr
		Title:	Senior Vice President and Director of Fund Administration (Principal Financial/Accounting Officer)