Form 10-Q
period 2010-06-30
WORLD MONITOR TRUST II SERIES E
filed 2010-08-10
CIK 1090701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended:	June 30, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	0-32687

WORLD MONITOR TRUST II – SERIES E

(Exact name of registrant as specified in its charter)

Delaware	13-4058319
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

900 King Street, Suite 100, Rye Brook, New York	10573
(Address of principal executive offices)	(Zip Code)

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

JUNE 30, 2010

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK;

FINANCIAL STATEMENTS TO FOLLOW]

WORLD MONITOR TRUST II – SERIES E

CONDENSED FINANCIAL STATEMENTS

June 30, 2010

WORLD MONITOR TRUST II – SERIES E

CONDENSED STATEMENTS OF FINANCIAL CONDITION

June 30, 2010 (Unaudited) and December 31, 2009

	June 30, 2010	December 31, 2009
ASSETS
Cash and cash equivalents (See Note 2)	$12,793,253	$14,633,636
Receivable from Managing Owner	24,319	57,155
Net unrealized gain on open forward contracts	0	6,948
Net unrealized gain on open futures contracts	0	18,196

Total assets	$12,817,572	$14,715,935

LIABILITIES
Net unrealized loss on open forward contracts	$124,944	$0
Net unrealized loss on open futures contracts	4,814	0
Commissions, administrative services and other transaction fees payable	28,813	37,726
Accrued expenses payable	104,432	81,891
Management fees payable	20,924	24,794
Redemptions payable	362,800	218,530

Total liabilities	646,727	362,941

TRUST CAPITAL (Net Asset Value)
Managing Owner Interests (none and none outstanding) at June 30, 2010 and December 31, 2009, respectively
Limited Interests (65,298.106 and 70,384.249 interests outstanding) at June 30, 2010 and December 31, 2009, respectively	12,170,845	14,352,994

Total trust capital (Net Asset Value)	12,170,845	14,352,994

Total liabilities and trust capital	$12,817,572	$14,715,935

Net Asset Value per Limited Interest

June 30, 2010	December 31, 2009
$186.39	$203.92

See accompanying notes.

WORLD MONITOR TRUST II – SERIES E

CONDENSED SCHEDULES OF INVESTMENTS

June 30, 2010 (Unaudited) and December 31, 2009

	June 30, 2010		December 31, 2009
	Net Unrealized Gain (Loss) as a % of Trust Capital	Net Unrealized Gain (Loss)	Net Unrealized Gain (Loss) as a % of Trust Capital	Net Unrealized Gain (Loss)
Futures and Forward Contracts
Futures contracts purchased:
Commodities	(0.01)%	$(978)	1.45%	$208,653
Energy	0.00%	0	0.08%	12,064
Interest rates	0.00%	0	(0.99)%	(142,697)
Stock indices	0.00%	0	0.20%	28,598

Net unrealized gain (loss) on futures contracts purchased	(0.01)%	(978)	0.74%	106,618

Futures contracts sold:
Commodities	(0.03)%	(3,836)	(0.60)%	(86,246)
Currencies	0.00%	0	0.00%	(50)
Energy	0.00%	0	0.03%	3,780
Interest rates	0.00%	0	(0.03)%	(4,993)
Stock indices	0.00%	0	(0.01)%	(913)

Net unrealized loss on futures contracts sold	(0.03)%	(3,836)	(0.61)%	(88,422)

Net unrealized gain (loss) on futures contracts	(0.04)%	$(4,814)	0.13%	$18,196

Forward currency contracts purchased:
Net unrealized gain (loss) on forward contracts purchased	(3.01)%	(366,350)	2.92%	$419,500

Forward currency contracts sold:
Net unrealized gain (loss) on forward contracts sold	1.98%	241,406	(2.87)%	(412,552)

Net unrealized gain (loss) on forward contracts	(1.03)%	$(124,944)	0.05%	$6,948

See accompanying notes.

WORLD MONITOR TRUST II – SERIES E

CONDENSED STATEMENTS OF OPERATIONS

For the Three Months Ended June 30, 2010 and 2009 and

For the Six Months Ended June 30, 2010 and 2009

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
REVENUES
Realized	$667,190	$(927,122)	$(302,789)	$(1,517,326)
Change in unrealized	(578,453)	(77,325)	(154,902)	(280,514)
Interest income	1,950	2,670	3,176	6,611

Total revenues (losses)	90,687	(1,001,777)	(454,515)	(1,791,229)

EXPENSES
Commission, administrative services and other transaction fees	279,944	303,266	563,571	643,831
Management fees	64,283	85,108	129,653	185,034
Incentive fees	0	0	0	31
General and administrative	53,158	67,623	104,206	133,044

Total expenses	397,385	455,997	797,430	961,940

General and administrative expenses borne by the Managing Owner and affiliates	(15,451)	(27,406)	(24,319)	(32,108)

Net expenses	381,934	428,591	773,111	929,832

NET LOSS	$(291,247)	$(1,430,368)	$(1,227,626)	$(2,721,061)

NET LOSS PER WEIGHTED AVERAGE LIMITED INTEREST
Net loss per weighted average Limited Interest	$(4.34)	$(17.43)	$(17.98)	$(30.57)

Weighted average number of Limited Interests outstanding	67,115	82,075	68,280	89,022

See accompanying notes.

WORLD MONITOR TRUST II – SERIES E

CONDENSED STATEMENTS OF CHANGES IN TRUST CAPITAL

For the Six Months Ended June 30, 2010 and 2009

(Unaudited)

	Interests	Limited Interests	Managing Owner Interests	Total
For the Six Months Ended June 30, 2010

Trust capital at December 31, 2009	70,384.249	$14,352,994	$0	$14,352,994

Redemptions	(5,086.143)	(954,523)	0	(954,523)

Net loss for the six months ended June 30, 2010		(1,227,626)	0	(1,227,626)

Trust capital at June 30, 2010	65,298.106	$12,170,845	$0	$12,170,845

For the Six Months Ended June 30, 2009

Trust capital at December 31, 2008	92,471.646	$20,731,073	$210,613	$20,941,686

Redemptions	(15,956.452)	(3,108,694)	(197,480)	(3,306,174)

Net loss for the six months ended June 30, 2009		(2,707,928)	(13,133)	(2,721,061)

Trust capital at June 30, 2009	76,515.194	$14,914,451	$0	$14,914,451

See accompanying notes.

WORLD MONITOR TRUST II – SERIES E

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 1.	ORGANIZATION

A.	General Description of the Trust

World Monitor Trust II (the “Trust”) is a business trust organized under the laws of Delaware on April 22, 1999. The Trust consists of three separate and distinct series (“Series”): Series D, E and F. Series D, E and F commenced trading operations on March 13, 2000, April 6, 2000 and March 1, 2000, respectively, and each Series was to continue to exist until terminated pursuant to the provisions of Article XIII of the Sixth Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”). On December 31, 2009, Series D and Series F terminated under the provisions of the Trust Agreement. The assets of each Series are segregated from those of the other Series, separately valued and independently managed and separate financial statements are prepared for each Series. Each Series was formed to engage in the speculative trading of a diversified portfolio of futures, forward and options contracts, and may, from time to time, engage in cash and spot transactions. The trustee of the Trust is Wilmington Trust Company. The fiscal year end of the Trust and Series E is December 31, 2010.

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

Effective May 5, 2009, Preferred Investment Solutions Corp. changed its name to Kenmar Preferred Investments Corp. (“Kenmar Preferred” or the “Managing Owner”). Kenmar Preferred or Managing Owner refers to either Preferred Investment Solutions Corp. or Kenmar Preferred Investments Corp., depending on the applicable period discussed.

In the event that the estimated Net Asset Value per Interest of Series E at the end of any business day after adjustments for distributions and redemptions declines by 50% or more since the commencement of trading activities or the first day of a fiscal year, Series E will automatically terminate. Should the Managing Owner make a determination that Series E’s aggregate net assets in relation to its operating expenses make it unreasonable or imprudent to continue the business of Series E, or, in the exercise of its reasonable discretion, if the aggregate Net Asset Value of Series E as of the close of business on any business day declines below $10 million, the Managing Owner may dissolve Series E.

B.	Regulation

As a registrant with the Securities and Exchange Commission (“SEC”), the Trust is subject to the regulatory requirements under the Securities Act of 1933 and the Securities Exchange Act of 1934. As a commodity pool, the Trust is subject to the regulations of the Commodity Futures Trading Commission (“CFTC”) an agency of the United States (“U.S.”) government which regulates most aspects of the commodity futures industry; rules of the National Futures Association, an industry self-regulatory organization; and the requirements of the various commodity exchanges where the Trust executes transactions. Additionally, the Trust is subject to the requirements of the futures commission merchants (brokers) and interbank market makers through which the Trust trades.

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

Initially, the Limited Interests for each Series were offered for a period of up to 180 days after the date of the Prospectus (“Initial Offering Period”) at $100 per interest. The subscription minimum of $5,000,000 for each Series was reached during the Initial Offering Period permitting Series D, E and F to commence trading operations. Series E completed its initial offering on April 6, 2000 with gross proceeds of $5,157,459, which was fully allocated to commodities trading. Future redemptions in Series E will impact the amount of funds available for investment in commodity contracts in subsequent periods.

Effective December 1, 2008, in accordance with the Fourth Amended and Restated Declaration of Trust and Trust Agreement, the Managing Owner was no longer required to maintain at least a 1% interest in the capital, profits and losses of each Series. As such, the Managing Owner redeemed its entire interest in each Series in 2009.

D.	The Trading Advisor

Each Series has its own independent commodity trading advisor that makes that Series’ trading decisions. The Managing Owner, on behalf of Series E, entered into an advisory agreement with Graham Capital Management, L.P. (the “Trading Advisor”) to make the trading decisions for Series E. The advisory agreement may be terminated for various reasons, including at the discretion of the Managing Owner. The Managing Owner has allocated 100% of the assets of Series E to the Trading Advisor. Series E terminated its Advisory Agreement with the Trading Advisor effective close of business on June 30, 2010 (See Note 9).

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.	Basis of Accounting

The condensed statements of financial condition, including the condensed schedules of investments, as of June 30, 2010, the condensed statements of operations for the three months ended June 30, 2010 (“Second Quarter 2010”), and for the six months ended June 30, 2010 (“Year-To-Date 2010”) and for the three months ended June 30, 2009 (“Second Quarter 2009”) and for the six months ended June 30, 2009 (“Year-To-Date 2009”), and the condensed statements of changes in trust capital for the Year-To-Date 2010 and Year-To-Date 2009, are unaudited. In the opinion of the Managing Owner, the condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of Series E as of June 30, 2010 and the results of its operations for the Second

WORLD MONITOR TRUST II – SERIES E

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

A.	Basis of Accounting (Continued)

Quarter 2010, Second Quarter 2009, Year-To-Date 2010 and Year-To-Date 2009. The operating results for these interim periods may not be indicative of the results expected for a full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Fund’s annual report on Form 10-K filed with the SEC for the year ended December 31, 2009.

The condensed financial statements of Series E are prepared in accordance with U.S. GAAP, which requires the Managing Owner to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Commodity futures and foreign exchange transactions are reflected in the accompanying condensed statements of financial condition on the trade date. Net unrealized gain or loss on open contracts (the difference between contract trade price and market price) are offset when reflected in the condensed financial statements since the contracts are executed with the same counterparty under a master netting arrangement. The market value of futures (exchange-traded) contracts is based upon the closing quotation on the various futures exchanges on which the contract is traded. The values which will be used by Series E for open forward and option positions will be provided by its administrator, who obtains market quotes from data vendors and third parties. Any change in net unrealized gain or loss during the current period is reported in the condensed statements of operations. Realized gains and losses on transactions are recognized in the period in which the contracts are closed. Brokerage commissions include other trading fees and are charged to expense when incurred.

The weighted average number of Limited Interests outstanding was computed for purposes of disclosing net income (loss) per weighted average Limited Interest. The weighted average number of Limited Interests is equal to the number of Interests outstanding at year end, adjusted proportionately for Interests redeemed based on their respective time outstanding during such year.

Series E has elected not to provide condensed statements of cash flows since substantially all of Series E’s investments are highly liquid and carried at fair value, Series E has little or no debt and a condensed statements of changes in trust capital is provided.

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

Series E considers prices for exchange-traded commodity futures and options contracts to be based on quoted prices in active markets for identical assets (Level 1) and reflects the settlement price for each contract as of the close on the last business day of the reporting period. The market values of forward currency (non-exchange traded) contracts was extrapolated on a forward basis from the spot prices quoted as of 4:00 P.M. (EST) on the last business day of the reporting period obtained from it’s third-party data providers i.e. Bloomberg and Interactive Data Corporation (Level 2). There are no Level 3 investments on June 30, 2010 or December 31, 2009.

The following table summarizes the assets and liabilities measured at fair value using the fair value hierarchy:

June 30, 2010	Level 1	Level 2	Level 3	Total
Liabilities:
Net unrealized loss on open futures contracts	$(4,814)	$0	$0	$(4,814)
Net unrealized loss on open forward contracts	$0	$(124,944)	$0	$(124,944)

December 31, 2009	Level 1	Level 2	Level 3	Total
Assets:
Net unrealized gain on open futures contracts	$18,196	$0	$0	$18,196
Net unrealized gain on open forward contracts	$0	$6,948	$0	$6,948

B.	Recent Accounting Pronouncements

In January 2010, the FASB amended the existing disclosure guidance on fair value measurements, which was effective January 1, 2010, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which is effective January 1, 2011. Among other things, the updated guidance requires additional disclosure for the amounts of significant transfers in and out of Level 1 and Level 2 measurements and requires certain Level 3 disclosures on a gross basis. Additionally, the updates amend existing guidance to require a greater level of disaggregated information and more robust disclosures about valuation techniques and inputs to fair value measurements. Since the amended guidance requires only additional disclosures, the adoption of the provisions effective January 1, 2011 will not impact Series E’s financial position or results of operations. The implementation of this guidance, for the provisions effective January 1, 2010, did not have a material impact on Series E’s financial statements.

WORLD MONITOR TRUST II – SERIES E

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

C.	Cash and Cash Equivalents

Cash represents amounts deposited with a bank and clearing brokers, a portion of which is restricted for purposes of meeting margin requirements, which typically range from 0% to 35% of the notional amounts of the derivatives traded. As of June 30, 2010 and December 31, 2009, restricted cash totaled $68,212 and $6,183,608, respectively. Series E receives interest on all cash balances held by its bank, prime and commodity brokers at prevailing rates.

D.	Income Taxes

Series E is treated as a partnership for U.S. federal income tax purposes. As such, Series E is not required to provide for, or pay, any U.S. federal or state income taxes. Income tax attributes that arise from its operations are passed directly to the individual Interest holders including the Managing Owner. Series E may be subject to other state and local taxes in jurisdictions in which it operates.

Series E recognizes tax benefits or expenses of uncertain tax positions in the year such determination is made when the positions are “more likely than not” to be sustained assuming examination by tax authorities. The Managing Owner has reviewed Series E’s tax positions for all open years (after December 31, 2006) and concluded that no provision for unrecognized tax benefits or expense is required in these condensed financial statements. Series E has elected an accounting policy to classify interest and penalties related to unrecognized tax benefits as interest or other expense. The 2006 through 2009 tax years generally remain subject to examination by U.S. federal and most state tax authorities.

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

Series E’s functional currency is the U.S. dollar; however, it transacts business in currencies other than the U.S. dollar. Assets and liabilities denominated in currencies other then the U.S. dollar are translated into U.S. dollars at the rates in effect at the date of the condensed statements of financial condition. Income and expense items denominated in currencies other than U.S. dollars are translated into U.S. dollars at the rates in effect during the period. Gains and losses resulting from the translation to U.S. dollars are reported in the condensed statements of operations under the caption realized.

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

Series E paid its Trading Advisor a management fee at an annual rate of 2% of Series E’s Net Asset Value allocated to its management. Through February 27, 2009 the management fee was determined weekly and the sum of such weekly amounts was paid monthly. Subsequent to February 27, 2009, the management fee accrues and is paid monthly. Series E also pays its Trading Advisor a quarterly incentive fee equal to 22% of such Trading Advisor’s “New High Net Trading Profits” (as defined in the advisory agreement). Incentive fees accrued weekly through February 27, 2009 and monthly subsequent to February 27, 2009. No incentive fees were earned during Second Quarter 2010, Second Quarter 2009 and Year-To-Date 2010. Incentive fees of $31 were earned during Year-To-Date 2009.

C.	Administrative Services

Series E pays the Managing Owner administrative services fees at an annual rate of 6% of Series E’s Net Asset Value excluding transaction fees which Series E pays to its commodity and prime broker. Through February 27, 2009, the fee was determined weekly and the sum of such weekly amounts was paid monthly. Subsequent to February 27, 2009, the fee is determined and paid monthly. Series E is also obligated to pay all floor brokerage expenses, give-up charges and NFA clearing and exchange fees incurred in connection with Series E’s commodity trading activities.

Note 4.	RELATED PARTIES

Series E reimburses the Managing Owner or its affiliates for services they performed for Series E, which include, but are not limited to: brokerage services; accounting and financial management; registrar, transfer and assignment functions; investor communications; printing and other administrative services. However, to the extent that general and administrative expenses exceed 1.5% of Series E’s Net Asset Value during the year (with a maximum of 0.5% attributable to other than legal and audit expenses) such amounts are borne by the Managing Owner and its affiliates. General and administrative expenses of $15,451 during the Second Quarter 2010 and $27,406 during the Second Quarter 2009 exceeded such limitations. Because general and administrative expenses exceeded such limitations for the Second Quarter 2010 and Second Quarter 2009, a portion of the expenses related to services provided by the Managing Owner for the Second Quarter 2010 and 2009 were borne by the Managing Owner and its affiliates.

WORLD MONITOR TRUST II – SERIES E

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 4.	RELATED PARTIES (CONTINUED)

The expenses incurred by Series E for services performed by the Managing Owner and its affiliates for Series E were:

	Second Quarter		Year-To-Date
	2010	2009	2010	2009
Administrative services	$194,007	$256,810	$391,314	$557,517
General and administrative	20,817	16,637	36,607	29,973

	214,824	273,447	427,291	587,490
General and administrative expenses borne by the Managing Owner and its affiliates	(15,451)	(27,406)	(24,319)	(32,108)

TOTAL	$199,373	$246,041	$403,602	$555,382

Expenses payable to the Managing Owner and its affiliates (which are included in commissions, administrative services and other transaction fees payable and accrued expenses payable on the condensed statements of financial condition) as of June 30, 2010 and December 31, 2009 were $34,645 and $35,174, respectively.

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

The fair value of Series E’s derivatives by instrument type, as well as the location of those instruments on the condensed statements of financial condition as of June 30, 2010 and December 31, 2009 are included in the condensed schedules of investments, all of which are deemed derivatives not designated as hedging instruments.

WORLD MONITOR TRUST II – SERIES E

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 7.	DERIVATIVE INSTRUMENTS AND ASSOCIATED RISKS (CONTINUED)

The trading revenue of Series E’s derivatives by instrument type, as well as the location of those gains and losses on the condensed statements of operations, for the Second Quarter 2010 and 2009 and Year-To-Date 2010 and 2009 is as follows:

	Trading Revenue for the
Type of Instrument	Second Quarter 2010	Second Quarter 2009	Year-To-Date 2010	Year-To-Date 2009
Commodities Contracts	$(108,641)	$(150,703)	$(350,906)	$(374,439)
Currencies Contracts	20,118	(29,569)	19,410	(93,728)
Energy Contracts	(272,846)	(55,680)	(223,207)	52,340
Interest Rate Contracts	820,035	(448,127)	939,641	(624,807)
Stock Indices Contracts	(264,301)	(315,918)	(663,032)	(559,729)
Forward Currency Contracts	(105,628)	(4,450)	(179,597)	(197,477)

Total	$88,737	$(1,004,447)	$(457,691)	$(1,797,840)

Line item in Condensed Statements of Operations
Realized	$667,190	$(927,122)	$(302,789)	$(1,517,326
Change in unrealized	(578,453)	(77,325)	(154,902)	(280,514)

Total	$88,737	$(1,004,447)	$(457,691)	$(1,797,840)

As of June 30, 2010 and December 31, 2009, the total number of open futures contracts and forward contracts was approximately 2,037 and 5,779 respectively.

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

Credit Risk

When entering into futures or forward contracts, Series E is exposed to credit risk that the counterparty to the contract will not meet its obligations. The counterparty for futures contracts traded on U.S. and most foreign futures exchanges is the clearinghouse associated with the particular exchange. In general, clearinghouses are backed by their corporate members who are required to share any financial burden resulting from the non-performance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearinghouse is not backed by the clearing members (i.e. some foreign exchanges), it is normally backed by a consortium of banks or other financial institutions. On the other hand, there is concentration risk on forward transactions entered into by Series E as Series E’s commodity broker is the sole counterparty. Series E has entered into a master netting agreement with its broker and, as a result, when applicable presents unrealized gains and losses on open forward positions as a net amount in the condensed statements of financial condition. The amount at risk associated with counterparty non-performance of all of Series E’s contracts is the net unrealized gain included in the condensed statements of financial condition; however, counterparty non-performance on only certain of Series E’s contracts may result in greater loss than non-performance on all of Series E’s contracts. There can be no assurance that any counterparty, clearing member or clearinghouse will meet its obligations to Series E.

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

Series E’s futures commission merchant, in accepting orders for the purchase or sale of domestic futures contracts, is required by CFTC regulations to separately account for and segregate as belonging to Series E all assets of Series E relating to domestic futures trading and is not allowed to commingle such assets with its other assets. At June 30, 2010 and December 31, 2009, such segregated assets totaled $6,960,883 and $6,915,834, respectively. Part 30.7 of the CFTC regulations also requires Series E’s futures commission merchant to secure assets of Series E related to foreign futures trading which totaled $(14,366) and $11,816 at June 30, 2010 and December 31, 2009, respectively. There are no segregation requirements for assets related to forward trading.

As of June 30, 2010, Series E’s open futures and forward contracts mature within two months.

WORLD MONITOR TRUST II – SERIES E

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 8.	FINANCIAL HIGHLIGHTS

The following information presents per Interest operating performance data and other supplemental financial data for the Second Quarter 2010, Second Quarter 2009, Year-To-Date 2010 and Year-To-Date 2009. This information has been derived from information presented in the condensed financial statements.

	Second Quarter		Year-To-Date
	2010 (Unaudited)	2009 (Unaudited)	2010 (Unaudited)	2009 (Unaudited)
Per Interest Performance
(for an Interest outstanding throughout the entire period)
Net asset value per Interest at beginning of period	$190.72	$212.34	$203.92	$226.47

Net realized gain (loss) and change in net unrealized gain (loss) on commodity transactions(1)	1.33	(12.23)	(6.26)	(21.18)
Interest income(1)	0.03	0.03	0.05	0.07
Expenses(1)	(5.69)	(5.22)	(11.32)	(10.44)

Net decrease for the period	(4.33)	(17.42)	(17.53)	(31.55)

Net asset value per Interest at end of period	$186.39	$194.92	$186.39	$194.92

Total Return(3)
Total return before incentive fees	(2.27)%	(8.20)%	(8.60)%	(13.93)%
Incentive fees	0.00%	0.00%	0.00%	0.00%

Total return after incentive fees	(2.27)%	(8.20)%	(8.60)%	(13.93)%

Supplemental Data

Ratios to average Net Asset Value:
Net investment loss before incentive fees(2), (4)	(11.94)%	(10.10)%	(11.84)%	(9.41)%
Incentive fees(3)	0.00%	0.00%	0.00%	0.00%

Net investment loss after incentive fees	(11.94)%	(10.10)%	(11.84)%	(9.41)%

Interest income(4)	0.06%	0.06%	0.05%	0.07%

Incentive fees(3)	0.00%	0.00%	0.00%	0.00%
Other expenses(4)	12.00%	10.16%	11.89%	9.48%

Total expenses	12.00%	10.16%	11.89%	9.48%

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

(2)	Represents interest income less total expenses (exclusive of incentive fees).
(3)	Not annualized.
(4)	Annualized.

WORLD MONITOR TRUST II – SERIES E

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Note 9.	SUBSEQUENT EVENTS

Effective July 1, 2010, Series E will contribute all of its assets into KMP Futures Fund I LLC (“KMPFF”), a Delaware limited liability company for which Winton Capital Management Limited (“Winton”), pursuant to its Diversified Program, and the Trading Advisor, pursuant to its K4D-15V Program, which is a systematic, technical broadly diversified program, will serve as the trading advisors.

On July 30, 2010, the Board of Directors of Kenmar Preferred, determined to dissolve Series E effective as of the close of business on September 30, 2010 because Kenmar Preferred has determined that Series E’s aggregate net assets in relation to its operating expenses make it unreasonable to continue the business of Series E.

Investors in the Series E will receive a pro rata distribution of their interest in KMPFF.

Series E intends to file a Form 15 with the SEC de-registering the units of the Series E registered under Section 12(g) of the Securities Exchange Act of 1934.

Item 2.	Management’s Discussion and Analysis of
Financial Condition and Results of Operations

This report on Form 10-Q (the “Report”) for the quarter ending June 30, 2010 (“Second Quarter 2010”) includes forward-looking statements that reflect the current expectations of Kenmar Preferred Investments Corp., the managing owner of World Monitor Trust II – Series E (“Registrant”), about the future results, performance, prospects and opportunities of Registrant. The Managing Owner has tried to identify these forward-looking statements by using words such as “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “should,” “estimate” or the negative of those terms or similar expressions. These forward-looking statements are based on information currently available to the Managing Owner and are subject to a number of risks, uncertainties and other factors, both known, such as those described in this Report, and unknown, that could cause Registrant’s actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements.

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

Managing Owner and its Affiliates

Effective May 5, 2009, Preferred Investment Solutions Corp. changed its name to Kenmar Preferred Investments Corp. (“Kenmar Preferred” or the “Managing Owner”). Kenmar Preferred or Managing Owner refers to either Preferred Investment Solutions Corp. or Kenmar Preferred Investments Corp., depending on the applicable period discussed.

Kenmar Preferred has been the managing owner of Registrant since October 1, 2004.

Effective December 1, 2008, in accordance with the Fourth Amended and Restated Declaration of Trust and Trust Agreement, the Managing Owner is no longer required to maintain at least a 1% interest in Registrant. As such, the Managing Owner redeemed its entire Interest in each Series in 2009.

The Trading Advisor

Registrant has entered into an advisory agreement (the “Advisory Agreement”) with Graham Capital Management, L.P. (the “Trading Advisor” or “Graham”) to make the trading decisions for Registrant. Graham trades 100% of Registrant’s assets pursuant to Graham’s K4D-15V Program. The Advisory Agreement may be terminated for various reasons, including at the discretion of Registrant. Through February 27, 2009, Registrant, accrued weekly and paid monthly a management fee equal to a weekly rate of approximately 0.038% (2% annually) of the assets allocated to the Trading Advisor. Subsequent to February 27, 2009, Registrant accrues and pays monthly a management fee equal to 1/12th of 2% (2% annually) of the assets allocated to the Trading Advisor. Registrant also pays the Trading Advisor an incentive fee of 22% of New High Net Trading Profits (as defined in the Advisory Agreement) generated by Registrant. Through February 27, 2009, incentive fees accrued weekly and were paid quarterly in arrears. Subsequent to February 27, 2009, incentive fees are accrued monthly and are ultimately determined as of the last business day of each calendar quarter.

Effective July 1, 2010, Registrant will contribute all of its assets into KMP Futures Fund I LLC (“KMPFF”), a Delaware limited liability company that serves as a trading vehicle for which Winton Capital Management Limited (“Winton”), a company registered in England and Wales, and Graham currently serve as the trading advisors. Registrant terminated its Advisory Agreement with Graham effective close of business June 30, 2010.

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

The valuation of Registrant’s investments that are not traded on a United States (“U.S.”) or internationally recognized futures exchange is a critical accounting policy. The market values of futures (exchange traded) contracts is verified by Registrant’s administrator, which obtains valuation data from third party data providers such as Bloomberg, Reuters and Super Derivatives and compares those prices with Registrant’s clearing broker. The market value of currency swap and forward (non-exchange traded) contracts is extrapolated on a forward basis from the spot prices quoted as of 4 p.m. on the last business day of the reporting period. All values assigned by the administrator and confirmed by the Managing Owner are final and conclusive as to all of Registrant’s Interestholders.

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

Of the Registrant’s unrealized losses at June 30, 2010, $(4,814) or 3.71% of Registrant’s unrealized losses at June 30, 2010 are classified as Level 1 and $(124,944) or 96.29% as Level 2. Of the unrealized gains at December 31, 2009, $18,196 or 72.37% of the Registrant’s unrealized gains at December 31, 2009 are classified as Level 1 and $6,948 or 27.63% as Level 2. There are no Level 3 investments on June 30, 2010 or December 31, 2009.

In January 2010, the FASB amended the existing disclosure guidance on fair value measurements, which was effective January 1, 2010, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which is effective January 1, 2011. Among other things, the updated guidance requires additional disclosure for the amounts of significant transfers in and out of Level 1 and Level 2 measurements and requires certain Level 3 disclosures on a gross basis. Additionally, the updates amend existing guidance to require a greater level of disaggregated information and more robust disclosures about valuation techniques and inputs to fair value measurements. Since the amended guidance requires only additional disclosures, the adoption of the provisions effective January 1, 2011 will not impact the Registrants financial position or results of operations. The implementation of this guidance, for the provisions effective January 1, 2010, did not have a material impact on the Registrants financial statements.

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

Subscriptions and Redemptions

Second Quarter 2010

Subscriptions of Limited Interests and General Interests for the Second Quarter 2010 were $0 and $0, respectively. Redemptions of Limited Interests and General Interests for the Second Quarter 2010 were $521,487 and $0, respectively.

Second Quarter 2009

Subscriptions of Limited Interests and General Interests for the Second Quarter 2009 were $0 and $0, respectively. Redemptions of Limited Interests and General Interests for the Second Quarter 2009 were $2,670,683 and $0, respectively.

Liquidity

At June 30, 2010, 100% of Registrant’s investable net assets were allocated to commodities trading. A significant portion of Registrant’s net assets are held in cash, which is used as margin for trading in commodities. In as much as the sole business of Registrant is to trade in commodities, Registrant continues to own such liquid assets to be used as margin. The clearing broker and bank credit Registrant with interest income on 100% of its average daily equity maintained in its accounts with the clearing broker and bank during each month at competitive interest rates.

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

Market Overview

Following is a market overview for Second Quarter 2010 and Second Quarter 2009:

Second Quarter 2010

The Second Quarter of 2010 jolted the global financial markets. The economy took a backseat as the escalating sovereign debt problems in some Eurozone countries, questions about the European banking system and renewed misgivings about the ultimate fate of the euro dominated the financial markets. Economic data was simply not strong enough to overcome the negative influence of European developments. The tone of economic data deteriorated during the quarter. Consumer spending failed to follow up on that of the robust first quarter. After starting the quarter on a bright note, private payroll employment slipped back to a disappointing pace. Other labor market indicators also appeared to be stalling.

Commodities had a mixed quarter, which was surprising given the broad based risk aversion. While industrial commodities were hurt by the fears surrounding global growth prospects, agricultural commodities rallied thanks to strong emerging market demand and the unusually hot, dry weather.

Interest Rates: With all the stars lining up, global financial turmoil, disappointing U.S. growth and the renewed threat of deflation, U.S. Treasury bonds had their best quarter since the fourth quarter of 2008. Yields dropped below the 3% level for the first time since April 2009. The Federal Reserve kept policy unchanged throughout the quarter and there were no indications of imminent change in interest rate policy. The major Federal Reserve actions during the quarter were the reestablishment of the temporary dollar liquidity swaps with various central banks in order to contain the fallout from the Eurozone crisis. The European Central Bank, the Bank of England and the Bank of Japan kept key rates unchanged throughout the quarter as well. The Reserve Bank of Australia continued its rate hike cycle that began late in 2009 as the economy and labor markets strengthened on the back of strong demand for commodities from its Asian trading partners.

Currencies: The U.S. dollar rally that began in December 2009 reached a crescendo in the second quarter. In addition to the euro’s weakness, the dollar was buoyed by global risk aversion and flight to quality in the second quarter. The U.S. Dollar Index gained approximately 6.2%, and climbed above 86 for the first time since April 2009. The dollar appreciated smartly against the euro as the storm clouds quickly spread from Greece to engulf Portugal, Spain and Ireland and threatened the very future of the European Monetary Union. The euro finished the second quarter down approximately 9.1% against the dollar. The British pound fared better, declining 1.6% in the second quarter against the greenback. The Japanese yen not surprisingly rallied with the rising global risk aversion, gaining 5.8% against the dollar. The two currencies heavily influenced by commodities, the Australian and Canadian dollars, fell sharply despite solid economic data. The Australian and Canadian dollars dropped 7.5% and 4.4%, respectively, against the U.S. dollar.

Indices: The strongest equity rally since the 1930s hit a brick wall in the second quarter as stock prices suffered their first quarterly decline since the first quarter of 2009. Unlike in the first quarter, robust earnings were not enough to overcome the Eurozone jitters and growing fears of sovereign debt crisis around the developed world. The losses were broad-based across most sectors. The Dow Jones Industrial Average, S&P 500 and NASDAQ fell approximately 9.9%, 11.9% and 12.0%, respectively, for the quarter. European stocks, weighed down by problems in Greece, lagged U.S. equities, although the German markets were an exception. The STOXX 600, a broad measure of European equities, declined approximately 16.4%, in dollar terms, although in euro terms it showed a smaller loss of 7.7%. The CAC, FTSE 100 and DAX closed the quarter with losses of approximately 13.4%, 13.4% and 3.1%, respectively. Asian markets were more mixed as the Nikkei fell 15.4% and the Hang Seng declined 5.2%, the Korean Kospi edged up 0.3%. The Australian All Ordinaries Index posted an 11.6% decline.

Energies: Crude oil fell 10.9% on the back of macro risk aversion and softening freight data. Natural gas soared 13.0%, reflecting the fact that at current prices it is an attractive substitute for other energy products. Heating oil ended the quarter with an approximate 10.6% loss. Reformulated gasoline followed crude and heating oil and declined 11.3% in the quarter.

Metals: Gold registered a solid 10.7% gain during the quarter. Although the dollar remains the preferred safe haven, the euro’s troubles appear to have supported gold. The international community’s desire to diversify their reserves may be helping gold given the euro and the sterling’s weakness. Silver lagged gold, rising 4.4%, but the performance was surprising given that base metals, which often have a strong correlation to silver, fell steeply. Copper, aluminum and nickel ended the quarter with declines of 17.9%, 15.9%, and 21.2%, respectively.

Agriculturals /Softs and Grains: Agricultural commodities generally gained during the quarter. Coffee led the way with a 19.5% surge on the back of weak harvests in Vietnam and Central America. Sugar rebounded back from a steep plunge in the previous quarter, rising 8.0%. Grains managed modest gains as the macro environment weighed against generally supportive fundamentals.

Second Quarter 2009

The Second Quarter of 2009 displayed snippets of evidence that the U.S. economy had bottomed but the problem remained that two key areas, housing and employment, showed only modest indications of a turnaround. U.S. economic metrics were far from optimistic during the quarter as the unemployment rate rose to 9.5%, and many market participants believe it is possible that it will climb above the double-digit mark during the second-half of 2009. Since December 2007, the U.S. lost approximately 6.5 million jobs, of which 1.3 million were lost in the past quarter. As for the stimulus packages, they are making their way into the economy, but at a snail’s pace. The third quarter could see a larger macro impact.

Interest Rates: U.S. Treasury yields steepened through most of the quarter. In May, a downward less-than-expected revision of the first quarter GDP encouraged risk taking and the yield curve hinted the economy was in a recovery cycle. The June Federal Open Market Committee meeting indicated that the Fed would maintain an accommodative policy through year end and they expressed little concern on inflation. While the yield curve still indicates the economy is in recovery mode, it does not foreshadow a quick “V” shaped recovery but rather an extended “U” pattern. The Federal Reserve kept rates at 0 to 25 basis points through the quarter. The Bank of England and the Bank of Japan (“BOJ”) kept key rates unchanged through the quarter as well. Japan continued in a recession during the quarter but, as in the U.S. and Eurozone, the worst appears to be over. After being criticized for lowering rates only 25 basis points in April, the European Central Bank (“ECB”) cut rates by another 25 basis points to 1.00% in May. Jean Claude Trichet, ECB president, made it apparent they were likely finished cutting rates for the near future.

Currencies: The U.S. Dollar Index ended the quarter with a loss of approximately 5%. The U.S. currency survived calls from Russia and the other BRIC nations for a so-called “supranational” currency. An increased appetite for risk weighed on the dollar for much of the quarter, although that appeared to lessen toward the end of June. After being annihilated in the first quarter, the pound managed a solid recovery on indications that UK housing may have bottomed. The euro finished the second quarter up approximately 6% on the dollar. The Japanese yen ended the quarter up overall and the BOJ continued to engage in heavy stimulus activity.

Indices: It was a positive overall quarter for global equities, however, U.S. equities lost some ground in June in what appeared to be a correction due to concerns surrounding consumers, housing and employment. Energy and financial stocks led the U.S. rally as the Dow Jones Industrial Average, S&P 500 and NASDAQ all gained approximately 11%, 15% and 20%, respectively, for the quarter. A similar pattern unfolded in Europe with modest losses in June within solid quarterly performance. The STOXX 600, a broad measure of European equities, rose approximately 16% during the quarter. The CAC and the DAX closed the quarter with gains as well. In Asia, the Nikkei jumped over 22% as concerns surrounding North Korea’s nuclear program served as only brief interruptions. The particularly volatile Hang Seng rose approximately 23%, while the Australian All Ordinaries Index and Korea’s Kospi rallied as well. Russian stocks recovered as the quarter progressed in a rally that began at the end March. Improved oil prices were a primary motivator of the turnaround.

Energies: Crude followed movements of the equity markets, offsetting ongoing demand destruction, which seems to have been discounted by the market. In addition, the weakening U.S. dollar, “economic optimism” based on Asian and U.S. data, continued disruption of output by rebel groups in Nigeria and Chinese stockpiling fueled crude’s rally as it surged approximately 44% within the Dow Jones-UBS Commodity Index (“DJUBS”) during the quarter. For natural gas, temperatures ran cool in key consuming regions, keeping demand in check. Heating oil ended the quarter with an approximate 28% gain within the DJUBS. Reformulated gasoline had a strong quarter as gasoline at the pump continued to rise but demand still ran down 2.5% from last year. With supplies more than 22% ahead of last year and storage facilities full, natural gas finished the quarter up only 4% within the DJUBS.

Metals: Reduced global financial market fears diminished flight-to-safety demand for gold during the second quarter as gold finished relatively flat for the quarter. Silver closed out the period with an approximate 5% gain as jewelry demand was quiet, although there was a slight increase in India’s purchases. China was a periodic buyer. Base metals witnessed overall gains across the board in the quarter, mainly attributable to China’s strategic commodity re-stocking, the weaker U.S. dollar, investment demand and economic optimism. Profits of over 52%, 22%, 18% and 17% for nickel, copper, zinc and aluminum, respectively, within the DJUBS, were showcased through the quarter.

Agriculturals /Softs and Grains: Fear that the H1N1 Influenza (Swine Flu) would somehow be spread overseas from pork products originating in the U.S. led to bans on U.S. pork products, resulting in an approximate 2% loss within the DJUBS during the quarter. For the first half of the quarter, cotton prices reacted bullishly to the uncertain weather conditions and the quarter ended up approximately 15% within the DJUBS. Planting time fears saw grain prices rally in April and May, hitting a nine month high due to the overly wet conditions, which kept farmers from getting their steel in the field. However, once conditions dried out and forecasts for more spring-like weather were predicted, all the upside gains were given back during the month of June as the USDA Planting Acreage Report rattled the agricultural markets. The downside effect on soybeans was not quite as pronounced, however, as this crop can be planted later in the season with much less attributable yield loss. Sugar ended the quarter with profits of over 32% within the DJUBS as prices were driven higher by steady demand patterns out of India, the world’s biggest consumer; changing global weather patterns which threatened production in Brazil, the world’s largest producer; investment interest and a weak U.S. dollar. Coffee finished the quarter up approximately 2% within the DJUBS, attributable to a weak dollar, solid technicals and the relief from a treat of adverse weather.

Sector Performance

Due to the nature of Registrant’s trading activities, a period-to-period comparison of its trading results is not meaningful. However, set forth below are the following:

(a)

the major sectors to which Registrant’s assets were allocated as of June 30, 2010 and June 30, 2009, measured as a percentage of the “gross speculator margin” (i.e., the minimum amount of cash or marginable securities a speculator must post when buying or selling futures assets); and

(b)	a discussion of Registrant’s trading results for the major sectors in which Registrant traded for the quarter ended June 30, 2010 and the quarter ended June 30, 2009.

Second Quarter 2010

As of June 30, 2010, the allocation of Registrant’s assets to major sectors was as follows:

Sector	Allocation
Currencies	100.00%

TOTAL	100.00%

Trading results for the major sectors in which Registrant traded for the Second Quarter 2010 were as follows:

Currencies: (-) Registrant experienced the majority of its gains in the Dollar Index, euro and Swiss franc. Losses were experienced in the Australian and Canadian dollars, Japanese yen, Mexican peso and South African rand.

Energies: (-) Registrant experienced losses in natural gas, reformulated gasoline, brent crude, crude oil and heating oil.

Grains: (-) Registrant experienced gains in soybean meal and cotton. Losses were experienced in bean oil, soybeans, corn and wheat

Indices: (-) Registrant experienced the majority of its gains in the S&P 500 and Nasdaq. Losses were experienced in the DAX, CAC, DJ STOXX, FTSE, Nikkei and the IBEX Plus.

Interest Rates: (+) Registrant experienced the majority of its gains in the Euribor, German Bond and Bobl, US Treasuries, Japanese Government Bonds and Short Sterling. Losses were experienced in Australian and Canadian Bonds.

Meats: (+) Registrant experienced gains in live cattle.

Metals: (-) Registrant experienced gains in gold and silver. Losses were incurred in copper, zinc, lead and aluminum.

Softs: (-) Registrant experienced losses in coffee, cocoa and sugar.

Second Quarter 2009

As of June 30, 2009, the allocation of Registrant’s assets to major sectors was as follows:

Sector	Allocation
Currencies	35.02%
Energies	10.34%
Grains	1.09%
Indices	37.07%
Interest Rates	12.61%
Metals	2.84%
Tropicals	1.03%

TOTAL	100.00%

Trading results for the major sectors in which Registrant traded for the Second Quarter 2009 were as follows:

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

Interest Rates: (-) Registrant experienced a majority of its gains in U.S. Treasury Notes. Losses were made in the Euribor, Eurodollar, 2-year German Bond, Bund, 3-month short sterling and Japanese Government Bonds.

Meats: (-) Registrant experienced losses in live cattle.

Metals: (-) Registrant experienced gains in copper. Losses were made in gold, zinc, aluminum and silver.

Softs: (-) Registrant experienced gains in sugar. Losses were experienced in coffee and cocoa.

Results of Operations

Second Quarter 2010

The Net Asset Value per Interest as of June 30, 2010 was $186.39, a decrease of $4.33 from the March 31, 2010 Net Asset Value per Interest of $190.72. Registrant’s average net asset level during the Second Quarter 2010 was approximately $12,735,000. Registrant’s average net assets decreased during the Second Quarter 2010 in comparison to the Second Quarter 2009 by approximately $4,125,000 primarily due to the effect of redemptions and negative trading performance.

Registrant’s performance for the Second Quarter 2010 was (2.27)%. Performance includes the percentage change in Registrant’s Net Asset Value excluding the effect of any redemptions and includes the percentage impact of trading gains/(losses) less any commissions and related fees and expenses. Past performance is not necessarily indicative of future results.

Registrant’s trading gains before commissions and related fees for the Second Quarter 2010 were approximately $89,000.

Commissions, administrative services and other transaction fees for the Second Quarter 2010 were approximately $280,000, a decrease of approximately $23,000 as compared to the Second Quarter 2009, primarily due to reduced average net asset levels discussed above.

Management Fees for the Second Quarter 2010 were approximately $64,000, a decrease of approximately $21,000 as compared to the Second Quarter 2009, primarily due to reduced average net asset levels discussed above.

During the Second Quarter 2010 no incentive fees were earned, as the fund’s incentive fee calculation did not exceed the previous high water mark on which the Trading Advisor was paid an incentive fee.

General and administrative expenses for the Second Quarter 2010 were approximately $53,000. To the extent that general and administrative expenses exceed 1.5% of Registrant’s Net Asset Value during the year (with a maximum of 0.5% attributable to other than legal and audit expenses) such amounts are borne by the Managing Owner and its affiliates. General and administrative expenses of approximately $15,000 exceeded such limitations during the Second Quarter 2010. Because general and administrative expenses exceeded such limitations during the Second Quarter 2010, a portion of the expenses related to services provided by the Managing Owner for Registrant during Second Quarter 2010 were borne by the Managing Owner and its affiliates.

Second Quarter 2009

The Net Asset Value per Interest as of June 30, 2009 was $194.92, a decrease of $17.42 from the March 31, 2009 Net Asset Value per Interest of $212.34. Registrant’s average net asset level during the Second Quarter 2009 was approximately $16,860,000. Registrant’s average net assets decreased during the Second Quarter 2009 in comparison to the Second Quarter 2008 by approximately $2,916,000 primarily due to the effect of redemptions and negative trading performance.

Registrant’s performance for the Second Quarter 2009 was (8.20)%. Performance includes the percentage change in Registrant’s Net Asset Value excluding the effect of any redemptions and includes the percentage impact of trading gains/(losses) less any commissions and related fees and expenses. Past performance is not necessarily indicative of future results.

Registrant’s trading losses before commissions and related fees for the Second Quarter 2009 were approximately $(1,004,000).

Commissions, administrative services and other transaction fees for the Second Quarter 2009 were approximately $303,000, a decrease of approximately $30,000 as compared to the Second Quarter 2008, primarily due to reduced average net asset levels discussed above.

Management Fees for the Second Quarter 2009 were approximately $85,000, a decrease of approximately $14,000, as compared to the Second Quarter 2008, primarily due to reduced average net asset levels discussed above.

During the Second Quarter 2009 no incentive fees were earned, as the fund’s incentive fee calculation did not exceed the previous high water mark on which the Trading Advisor was paid an incentive fee.

General and administrative expenses for the Second Quarter 2009 were approximately $68,000. To the extent that general and administrative expenses exceed 1.5% of Registrant’s Net Asset Value during the year (with a maximum of 0.5% attributable to other than legal and audit expenses) such amounts are borne by the Managing Owner and its affiliates. General and administrative expenses of approximately $27,000 exceeded such limitations during the Second Quarter 2009. Because general and administrative expenses exceeded such limitations during the Second Quarter 2009, a portion of the expenses related to services provided by the Managing Owner for Registrant during Second Quarter 2009 were borne by the Managing Owner and its affiliates.

Inflation

Inflation has had no material impact on the operations or on the financial condition of Registrant from inception through June 30, 2010.

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

The Managing Owner’s management, under the supervision and with the participation of certain officers of the Managing Owner (including the Managing Owner’s Co-Chief Executive Officers and Director of Fund Administration), has evaluated the effectiveness of Registrant’s disclosure controls and procedures as of June 30, 2010. Based upon such evaluation, the Managing Owner’s Co-Chief Executive Officers and Director of Fund Administration have concluded that, as of June 30, 2010, Registrant’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in Registrant’s internal control over financial reporting (as defined in Rules 13a – 15(f) and 15d – 15(f) under the Exchange Act) during the Second Quarter of 2010 that have materially affected, or are reasonably likely to materially affect, Registrant’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material legal proceedings pending, on appeal, or concluded to which Registrant is a party or to which any of its assets are subject.

Item 1.A.	Risk Factors

There have been no changes from risk factors as previously disclosed in Registrant’s Form 10-K for the fiscal year ended December 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 5.	Other Information

On July 30, 2010, pursuant to Section 13.1(h) of Registrant’s Trust Agreement, the Board of Directors of Kenmar Preferred, in its capacity as managing owner of Registrant, determined to dissolve Registrant effective as of the close of business on September 30, 2010 because Kenmar Preferred has determined that Registrant’s aggregate net assets in relation to its operating expenses make it unreasonable to continue the business of Registrant.

Investors in the Registrant will receive a pro rata distribution of their interest in KMPFF.

Registrant intends to file a Form 15 with the Securities and Exchange Commission de-registering the units of the Registrant registered under Section 12(g) of the Securities Exchange Act of 1934.

Item 6.	Exhibits:

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

10.3

Form of Advisory Agreement among Registrant, Managing Owner, and the Trading Advisor (incorporated by reference to Exhibit 10.3 to Registrant’s Registration Statement on Form S-1, File No. 333-83011, filed on July 16, 1999)

10.4

Form of Representation Agreement Concerning the Registration Statement and the Prospectus among Registrant, Managing Owner, PSI, Wilmington Trust Company and the Trading Advisor (incorporated by reference to Exhibit 10.4 to Registrant’s Registration Statement on Form S-1, File No. 333-83011, filed on September 17, 1999)

10.5

Form of Net Worth Agreement between the Managing Owner and Prudential Securities Group, Inc. (incorporated by reference to Exhibit 10.5 to Registrant’s Registration Statement on Form S-1, File No. 333-83011, filed on September 17, 1999)

10.6

Service Agreement among Registrant, Prudential Securities Futures Management Inc. and Wachovia Securities, LLC dated as of July 1, 2003 (incorporated by reference to Exhibit 10.6 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003)

10.7

Consent to Assignment of Brokerage Agreement dated March 30, 2004 among World Monitor Trust II, Prudential Equity Group, LLC and Prudential Financial Derivatives, LLC (incorporated by reference to Exhibit 10.7 to Form 10-K for the year ended December 31, 2004)

10.8

Novation letter among the Trust, Trading Advisor and Managing Owner dated September 14, 2004 (incorporated by reference to Exhibit 10.7 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004)

10.9

Letter Agreement Amending and Restating Brokerage Agreements between the Managing Owner and Prudential Financial Derivatives, LLC dated October 1, 2004 (incorporated by reference to Exhibit 10.7 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004)

10.10

Services Agreement between Spectrum Global Fund Administration, L.L.C. and Registrant dated May 23, 2007 (incorporated by reference to Exhibit 10.9 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007)

10.11

Amendment No. 2 to the Services Agreement between Spectrum Global Fund Administration, L.L.C. and Registrant dated (incorporated by reference to Exhibit 10.1 to Form 8-K, File No. 000-32687, filed on March 2, 2009)

13.1

Registrant’s 2009 Annual Report (with the exception of the information and data incorporated by reference in Items 5, 7 and 8 of this Annual Report on Form 10-K, no other information or data appearing in Registrant’s 2008 Annual Report is to be deemed filed as part of this report) (incorporated by reference to Exhibit 13.1 to Registrant’s Form 10-K for the year ended December 31, 2009)

14.1

Kenmar Preferred Investments Corp. Code of Ethics (adopted pursuant to Section 406 of Sarbanes Oxley Act of 2002) as of November 9, 2009 (incorporated by reference to Exhibit 14.1 to Registrant’s Form 10-K for the year ended December 31, 2009)

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

WORLD MONITOR TRUST II – SERIES E

By:	Kenmar Preferred Investments Corp.,
its Managing Owner

	By:	/s/ Kenneth A. Shewer		Date: August 10, 2010
		Name:	Kenneth A. Shewer
		Title:	Co-Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ David K. Spohr		Date: August 10, 2010
		Name:	David K. Spohr
		Title:	Senior Vice President and Director of Fund Administration
(Principal Financial/Accounting Officer)